Form 10QSB
period 2006-03-31
TRANQUILITY INC
filed 2007-10-31
CIK 1111468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

___ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

TRANQUILITY, INC.

 (Name of small business issuer in its charter)

Delaware	0-5143	52-2175900
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

PO Box 110310 Naples, FL 34108-0106
(Address of Principal Executive Office)

Registrant’s telephone number, including area code: (239) 598-2300

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [  ] No [X].

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [X]   No  [ ]

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. At October 26 2007, the following shares were outstanding: 5,105,740.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No [X]

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

(a)

The consolidated financial statements of Tranquility, Inc. (the "Company"), included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as included in the Company's Form 10-KSB for the year ended December 31, 2005.

TRANQUILITY, INC.

(A Development Stage Company)

Balance Sheet

March 31, 2006

(unaudited)

	March 31,	March 31,
	2006	2005
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$--	$--

Total current assets	--	--

PROPERTY AND EQUIPMENT, net of accumulated depreciation of

TOTAL ASSETS	--	--

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accrued liabilities	--	--
Payable to stockholder	13,275	6,775

TOTAL CURRENT LIABILITIES	13,275	6,775

COMMITMENTS AND CONTINGENCIES	--	--

STOCKHOLDERS' DEFICIT
Preferred stock: par value $.01; 5,000,000 shares authorized;
no shares issued and outstanding	--	--
Common stock: par value $.001; 25,000,000 shares authorized;
5,105,740 shares issued and outstanding	5,106	5,106
Additional paid-in capital	11,878	11,878
Deficit accumulated during the development stage	(30,259)	(23,759)

TOTAL STOCKHOLDERS' DEFICIT	(13,275)	(6,775)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$--	$--

See Accompanying Notes to Financial Statements

TRANQUILITY, INC.

(A Development Stage Company)

Statement of Operations

March 31, 2006

(unaudited)

			Cumulative from
	Three Months Ended		August 20, 1997
	March 31,	March 31,	(inception) to
	2006	2005	March 31, 2006

REVENUES
Sales Revenues	$--	$--	$--
Cost of sales	--	--	--

Gross profit	--	--	--

OPERATING EXPENSES
General and administrative expenses	2,375	2,375	30,259

Total operating expenses	2,375	2,375	30,259

LOSS FROM OPERATIONS	(2,375)	(2,375)	30,259

OTHER INCOME
Interest income	--	--	--

Total other income	--	--	--

NET LOSS BEFORE INCOME TAX	(2,375)	(2,375)	(30,259)

PROVISION FOR INCOME TAXES	--	--	--

NET LOSS	$(2,375)	$(2,375)	$(30,259)

BASIC AND DILUTED NET LOSS PER SHARE	$--	$--	$--

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC AND DILUTED	$5,105,740	$5,105,740	$5,105,740

See Accompanying Notes to Financial Statements

 TRANQUILITY, INC.

(A Development Stage Company)

Statement of Cash Flow

March 31, 2006

(unaudited)

			Cumulative from
	Three Months Ended		August 20, 1997
	March 31,	March 31,	(inception) to
	2006	2005	March 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,375)	$(2,375)	$(30,259)
Adjustment to reconcile net loss to net cash used in operations:
Common stock issued for services	--	--	--
Change in operating liabilities and assets:
Accrued liabilities	--	--	--

Net cash used in operating activities	(2,375)	(2,375)	(30,259)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase to payable to stockholder	2,375	2,375	13,275
Issuance of common stock	--	--	16,984

CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash provided by financing activities	2,375	2,375	30,259

Cash and cash equivalents, beginning of period	--	--	--
Cash and cash equivalents, end of period	--	--	--

Supplemental disclosures of cash flow information:
Cash paid for interest	--	--

Cash paid for income taxes	$--	$--

See Accompanying Notes to Financial Statements

TRANQUILITY, INC.

(A Development Stage Company)

Notes to Financial Statements

March 31, 2006

(unaudited)

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

Advertising Costs

Advertising costs are expensed as incurred. There were no advertising expenses for the three months ended March 31, 2006 and 2005.

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

Basic and Diluted Income/(Loss) Per Share:

In accordance with SFAS No. 128, "Earnings Per Share," the basic income/(loss) per common share is computed by dividing net income/(loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted income per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of March 31, 2006, the Company does not have any equity or debt instruments outstanding that can be converted into common stock.

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

Segment Reporting

Based on the Company's integration and management strategies, the Company operated in a single business segment. For the three months ended March 31, 2006 and 2005, the Company had no revenue.

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

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Statements”.  SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”.  SFAS No. 155, permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial statements that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.  This statement is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006.  Management believes that this statement will not have a significant impact on the financial statements.

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

NOTE 4 – PAYABLE TO STOCKHOLDER

At March 31, 2006 the company had an advance from a officer / stockholder in the amount of $13,275.  The advance was unsecured, bore no interest and was payable on demand.  During the three months ended March 31, 2006, the stockholder paid expenses on behalf of the Company in the amount of $2,375 leaving a balance due to stockholder for professional fees incident to maintaining corporate existence.

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

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

DISCLAIMER REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this report, including statements in the following discussion are what are known as “forward-looking statements,” which are basically statements about the future.  For that reason, these statements involve risk and uncertainty since no one can accurately predict the future.  Words such as “plans,” “intends,” “will,” “hopes,” “seeks,” “anticipates,” “expects,” and the like, often identify such forward-looking statements, but are not the only indication that a statement is a forward-looking statement.  Such forward-looking statements include statements concerning our plans and objectives with respect to the present and future operations of the Company, and statements which express or imply that such present and future operations will or may produce revenues, income or profits.  Numerous factors and future events could cause the Company to change such plans and objectives, or fail to successfully implement such plans or achieve such objectives, or cause such present and future operations to fail to produce revenues, income or profits.  Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this report on Form 10-QSB and in the Company’s other filings with the Securities and Exchange Commission.  No statements contained in the following discussion should be construed as a guarantee or assurance of future performance or future results.

PLAN OF OPERATION

The Company did not engage in any material operations during the period ended March 31, 2006.

For the fiscal year ending December 31, 2006, and for the twelve months following the date of this report, the Company expects to continue its efforts to locate a suitable business acquisition candidate and thereafter to complete a business acquisition transaction.  The Company anticipates incurring a loss for the fiscal year as a result of expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates. The Company does not expect to generate revenues until it completes a business acquisition, and, depending upon the performance of the acquired business, it may also continue to operate at a loss after completion of a business combination.

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

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2006, the Company remains in the development stage.  As of March 31, 2006, the Company’s balance sheet reflects total assets of $nil, and total current liabilities of $13,725.   The Company has cash on hand of $nil and a deficit accumulated in the development stage of $30,259.

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

RESULTS OF OPERATIONS

During the period from 1997 through March 31, 2006, the Company has engaged in no significant operations. No revenues were received by the Company during this period.

The Company experienced a net loss of $2,375 for the period ended March 31, 2006. The net loss was the result of expenses incurred to maintain its corporate existence and comply with SEC reporting requirements. The Company does not expect to generate any revenue until it completes a business combination, but will continue to incur legal and accounting fees and other costs associated with compliance with its reporting obligations. As a result, the Company expects that it will continue to incur losses each quarter at least until it has completed a business combination.  Depending upon the performance of any acquired business, the Company may continue to operate at a loss even following completion of a business combination.

OFF BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements.

ITEM 3.

CONTROLS AND PROCEDURES

 The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company's controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms and that information required to be disclosed is accumulated and communicated to principal executive and principal financial officers to allow timely decisions regarding disclosure.

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

There was no change in the Company's internal control over financial reporting during the quarter ended March 31, 2006, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

None.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

 None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.

OTHER INFORMATION

None

ITEM 6.

EXHIBITS

The following exhibits are filed herewith:

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

32.1

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANQUILITY, INC.

By: /s/ Dominick Pope

Dominick Pope, CEO

Date: October 29, 2007

By: /s/ Dominick Pope

Dominick Pope, CFO

Date: October 29, 2007