Form 10QSB
period 2006-06-30
TRANQUILITY INC
filed 2007-10-31
CIK 1111468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. At October 26, 2007 the following shares were outstanding: 5,105,740.

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

TRANQUILITY, INC.

(A Development Stage Company)

Balance Sheet

June 30, 2006

(unaudited)

	June 30,	June 30,
	2006	2005
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$--	$--

Total current assets	--	--

PROPERTY AND EQUIPMENT, net of accumulated depreciation of

TOTAL ASSETS	--	--

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accrued liabilities	--	--
Payable to stockholder	14,650	8,150

TOTAL CURRENT LIABILITIES	14,650	8,150

COMMITMENTS AND CONTINGENCIES	--	--

STOCKHOLDERS' DEFICIT
Preferred stock: par value $.01; 5,000,000 shares authorized;
no shares issued and outstanding	--	--
Common stock: par value $.001; 25,000,000 shares authorized;
5,105,740 shares issued and outstanding	5,106	5,106
Additional paid-in capital	11,878	11,878
Deficit accumulated during the development stage	(31,634)	(25,134)

TOTAL STOCKHOLDERS' DEFICIT	14,650	(8,150)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$--	$--

See Accompanying Notes to Financial Statements

TRANQUILITY, INC.

(A Development Stage Company)

Statement of Operations

June 30, 2006

(unaudited)

					Cumulative from August 20, 1997
	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,	(inception) to
	2006	2005	2006	2005	June 30, 2006

REVENUES
Sales Revenues	$--	$--	$--	$--	$--
Cost of sales	--	--	--	--	--

Gross profit	--	--	--	--	--

OPERATING EXPENSES
General and administrative expenses	1.375	1,375	3,750	3,750	31,634

Total operating expenses	1,375	1,375	3,750	3,750	31,634

LOSS FROM OPERATIONS	(1,375)	(1,375)	(3,750)	(3,750)	31,634

OTHER INCOME
Interest income	--	--	--	--	--

Total other income	--	--	--	--	--

NET LOSS BEFORE INCOME TAX	(1,375)	(1,375)	(3,750)	(3,750)	(31,634)

PROVISION FOR INCOME TAXES	--	--	--	--	--

NET LOSS	$(1,375)	$(1,375)	$(3,750)	$(3,750)	$(31,634)

BASIC AND DILUTED NET LOSS PER SHARE	$--	$--	$--	$--	$--

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC AND DILUTED	$5,105,740	$5,105,740	$5,105,740	$5,105,740	$5,105,740

See Accompanying Notes to Financial Statements

 TRANQUILITY, INC.

(A Development Stage Company)

Statement of Cash Flow

June 30, 2006

(unaudited)

			Cumulative from
	Six Months Ended		August 20, 1997
	June 30,		(inception) to
	2006	2005	June 30, 2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,750)	$(3,750)	$(31,634)
Adjustment to reconcile net loss to net cash used in operations:
Common stock issued for services	--	--	--
Change in operating liabilities and assets:
Accrued liabilities	--	--	--

Net cash used in operating activities	(3,750)	(3,750)	(31,634)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase to payable to stockholder	3,750	3,750	31,634
Issuance of common stock	--	--	--

Net cash provided by financing activities	3,750	3,750	31,634

Cash and cash equivalents, beginning of period	--	--	--
Cash and cash equivalents, end of period	--	--	--

Supplemental disclosures of cash flow information:
Cash paid for interest	--	--

Cash paid for income taxes	$--	$--

See Accompanying Notes to Financial Statements

TRANQUILITY, INC.

(A Development Stage Company)

Notes to Financial Statements

June 30, 2006

(unaudited)

NOTE 1 - ORGANIZATION

Tranquility, Inc. (the "Company") is currently a development stage company under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7 and was incorporated under the laws of the State of Delaware on August 20, 1997.  The Company has a December 31 year end.

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

Management further acknowledges that it is solely responsible for adopting sound accounting  practices,   establishing  and  maintaining  a  system  of  internal accounting  control and preventing and detecting  fraud. The Company's system of internal  accounting  control is designed to assure,  among other items, that 1)recorded  transactions  are valid; 2) valid  transactions  are recorded;  and 3) transactions  are  recorded in the proper  period in a timely  manner to produce financial  statements which present fairly the financial  condition,  results of operations  and cash  flows of the  Company  for the  respective  periods  being presented.

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

Advertising Costs

Advertising costs are expensed as incurred. There were no advertising expenses for the six  months ended June 30, 2006 and 2005.

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

Basic and Diluted Income/(Loss) Per Share:

In accordance with SFAS No. 128, "Earnings Per Share," the basic income/(loss) per common share is computed by dividing net income/(loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted income per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of June 30, 2006, the Company does not have any equity or debt instruments outstanding that can be converted into common stock.

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

Segment Reporting

Based on the Company's integration and management strategies, the Company operated in a single business segment. For the six months ended June 30, 2006 and 2005, the Company had no revenue.

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

NOTE 4 – PAYABLE TO STOCKHOLDER

At June 30, 2006 the company had an advance from a officer / stockholder in the amount of $14,650.  The advance was unsecured, bore no interest and was payable on demand.  During the six months ended June 30, 2006, the stockholder paid expenses on behalf of the Company in the amount of $3,750 leaving a balance due to stockholder for professional fees incident to maintaining corporate existence.

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

PLAN OF OPERATION

The Company did not engage in any material operations during the period ended June 30, 2006.

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

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2006, the Company remains in the development stage.  As of June 30, 2006, the Company’s balance sheet reflects total assets of $nil, and total current liabilities of $14,650.   The Company has cash on hand of $nil and a deficit accumulated in the development stage of $31,634.

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

RESULTS OF OPERATIONS

During the period from 1997 through June 30, 2006, the Company has engaged in no significant operations. No revenues were received by the Company during this period.

The Company experienced a net loss of $3,750 for the period ended June 30, 2006. The net loss was the result of expenses incurred to maintain its corporate existence and comply with SEC reporting requirements. The Company does not expect to generate any revenue until it completes a business combination, but will continue to incur legal and accounting fees and other costs associated with compliance with its reporting obligations. As a result, the Company expects that it will continue to incur losses each quarter at least until it has completed a business combination.  Depending upon the performance of any acquired business, the Company may continue to operate at a loss even following completion of a business combination.

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

There was no change in the Company's internal control over financial reporting during the quarter ended June 30, 2006, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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