Form 10KSB
period 2006-12-31
TRANQUILITY INC
filed 2007-10-31
CIK 1111468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Common Stock

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [ X ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [ X ] Yes [ ] No

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

PLAN OF OPERATION

The Company did not engage in any material operations during the fiscal year ended December 31, 2006.

For the fiscal year ending December 31, 2007, the Company expects to continue its efforts to locate a suitable business acquisition candidate and thereafter to complete a business acquisition transaction.  The Company anticipates incurring a loss for the fiscal year as a result of expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates. The Company does not expect to generate revenues until it completes a business acquisition, and, depending upon the performance of the acquired business, it may also continue to operate at a loss after completion of a business combination.

During the next 12 months, the Company will require additional capital in order to pay the costs associated with carrying out its plan of operations and the costs of compliance with its continuing reporting obligations under the Securities Exchange Act of 1934 as amended, for the fiscal year ending December 31, 2007 and thereafter.  This additional capital will be required whether or not the Company is able to complete a business combination transaction during the current fiscal year.  Furthermore, once a business combination is completed, the Company’s needs for additional financing are likely to increase substantially.

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

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2006, the Company remains in the development stage.  As of December 31, 2006, the Company’s balance sheet reflects total assets of $nil, and total current liabilities of $14,780.00.   The Company has cash on hand of $nil and a deficit accumulated in the development stage of $31,764.00.

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

RESULTS OF OPERATIONS

During the period from 1997 through December 31, 2006, the Company has engaged in no significant operations. No revenues were received by the Company during this period.

The Company experienced a net loss of $3,880.00 for the fiscal year ended December 31, 2006. The net loss was the result of expenses incurred to maintain its corporate existence and comply with SEC reporting requirements. The Company does not expect to generate any revenue until it completes a business combination, but will continue to incur legal and accounting fees and other costs associated with compliance with its reporting obligations. As a result, the Company expects that it will continue to incur losses each quarter at least until it has completed a business combination.  Depending upon the performance of any acquired business, the Company may continue to operate at a loss even following completion of a business combination.

We have received a report from our independent auditors on our financial statements for the fiscal year ended December 31, 2006 in which our auditors have included an explanatory paragraph indicating that our lack of on-going operations and our current state of having more current liabilities than current assets cause substantial doubt about our ability to continue as a going concern.  By issuing this opinion, our auditors have indicated that they are uncertain as to whether we have the capability to continue our operations.  If we are unable to raise additional funds, we may be unable to continue with our business plan.

ITEM 7.   FINANCIAL STATEMENTS AND EXHIBITS

TRANQUILITY, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2006

Gruber & Company, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF

  TRANQUILITY, INC.

We have audited the accompanying balance sheets of Tranquility, Inc. (a development stage company) as of December 31, 2006 and 2005 and the related statement of operations,   stockholders’ equity (deficit), and cash flows  for the years then ended.  These financial statements are the responsibility of the Company’s management.   Our responsibility is to express an opinion on these  financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the  financial position of Tranquility, Inc. as of December 31, 2006 and 2005 and the results of its operations and cash flows for the years then ended  in conformity with accounting principles generally accepted in the United States of America.

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

March 19, 2007

                                                         Member:  American Institute of Certified Public Accountants                                                                                Registered:  Public Company Accounting Oversight Board  (PCAOB)

TRANQUILITY, INC.

(A Development Stage Company)

Balance Sheet

Fiscal Year Ended December 31, 2006

		December 31,		December 31,
		2006		2005
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$	---	$	---

Total current assets		---		---

PROPERTY AND EQUIPMENT, net of accumulated depreciation of

TOTAL ASSETS		---		---

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accrued liabilities		---		---
Payable to stockholder		14,780		10,900

TOTAL CURRENT LIABILITIES		14,780		10,900

COMMITMENTS AND CONTINGENCIES		---		---

STOCKHOLDERS' DEFICIT
Preferred stock: par value $.01; 5,000,000 shares authorized;
no shares issued and outstanding		---		---
Common stock: par value $.001; 25,000,000 shares authorized;
5,105,740 shares issued and outstanding		5,106		5,106
Additional paid-in capital		11,878		11,878
Deficit accumulated during the development stage		(31,764)		(27,884)

TOTAL STOCKHOLDERS' DEFICIT		(14,780)		(10,900)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$	---	$	---

See Accompanying Notes to Financial Statements

TRANQUILITY, INC.

(A Development Stage Company)

Statement of Operations

Fiscal Year Ended December 31, 2006

	For the Year Ended		Cumulative from
	December 31,	December 31,	August 20, 1997 (inception) to
	2006	2005	December 31, 2006

REVENUES
Sales Revenues	$--	$--	$--
Cost of sales	--	--	--

Gross profit	--	--	--

OPERATING EXPENSES
General and administrative expenses	3,880	6,500	31,764

Total operating expenses	3,880	6,500	31,764

LOSS FROM OPERATIONS	(3,880)	(6,500)	(31,764)

OTHER INCOME
Interest income	--	--	--

Total other income	--	--	--

NET LOSS BEFORE INCOME TAX	(3,880)	(6,500)	(31,764)

PROVISION FOR INCOME TAXES	--	--	--

NET LOSS	$(3,880)	$(6,500)	$(31,764)

BASIC AND DILUTED NET LOSS PER SHARE	$0.00	$0.00	$0.00

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC AND DILUTED	$5,105,740	$5,105,740

See Accompanying Notes to Financial Statements

TRANQUILITY, INC.

(A Development Stage Company)

Statement of Stockholders’ Equity (Deficit)

For the Period From August 20, 1997 (inception) to December 31, 2006
				Deficit	Total
	Common stock		Additional	accumulated	stockholders'
	$.001 Par Value		paid-in	during the	equity
	Shares	Amount	capital	development stage	(deficit)

Balance at inception (August 20, 1997)	-	$-	$-	$-	-

Issuance of shares for services rendered	681,110	681	-	-	681
				(681)	(681)
Net loss for the period	-	-	-	-	-

Balance, December 31, 1997	681,110	681	-	(681)	-

Net loss for the year ended December 31, 1998	-	-	-	-	-

Balance, December 31, 1998	681,110	681	-	(681)	-

Common stock issued for cash	1,825,980	1,826	1,832	-	3,658

Net loss for the year ended December 31, 1999	-	-	-	(1,628)	(1,628)

Balance, December 31, 1999	2,507,090	2,507	1,832	(2,309)	2,030

Common stock issued for cash	144,250	144	3,231	-	3,375

Net loss for the year ended December 31, 2000	-	-	-	(4,898)	(4,898)

Balance, December 31, 2000	2,651,340	2,651	5,063	(7,207)	507

Common stock issued for cash	295,000	295	2,495	-	2,790

Net loss for the year ended December 31, 2001	-	-	-	(3,297)	(3,297)

Balance, December 31, 2001	2,946,340	2,946	7,558	(10,504)	-

Common stock issued for cash	2,153,400	2,154	1,326	-	3,480

Net loss for the year ended December 31, 2002	-	-	-	(3,740)	(3,740)

Balance, December 31, 2002	5,099,740	5,100	8,884	(14,244)	(260)

Common stock issued for cash	6,000	6	2,994	-	3,000

Net loss for the year ended December 31, 2003	-	-	-	(640)	(640)

Balance, December 31, 2003	5,105,740	5,106	11,878	(14,884)	2,100

Net loss for the year ended December 31, 2004	-	-	-	(6,500)	(6,500)

Balance, December 31, 2004	5,105,740	5,106	11,878	(21,384)	(4,400)

Net loss for the year ended December 31, 2005	-	-	-	(6,500)	(6,500)

Balance, December 31, 2005	5,105,740	$5,106	$11,878	$(27,884)	$(10,900)

Net loss for the year ended December 31, 2006	-	-	-	(3,880)	(3,880)

Balance, December 31, 2006	5,105,740	5,106	11,878	(31,764)	(14,780)

See Accompanying Notes to Financial Statements

TRANQUILITY, INC.

(A Development Stage Company)

Cash Flow

Fiscal Year Ended December 31, 2006

	For the Year Ended		Cumulative from August 20, 1997
	December 31,	December 31,	(inception) to
	2006	2005	December 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,880)	$(6,500)	$(31,764)
Adjustment to reconcile net loss to net cash used in operations:
Common stock issued for services	--	--	--
Change in operating liabilities and assets:
Accrued liabilities	--	--	--

Net cash used in operating activities	(3,880)	(6,500)	(31,764)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in payable to stockholder	3,880	6,500	14,780
Issuance of common stock	--	--	16,984

Net cash provided by financing activities	3,880	6,500	31,764

Increase in cash and cash equivalents			--
Cash and cash equivalents, beginning of period	--	--	--
Cash and cash equivalents, end of period	--	--	--

Supplemental disclosures of cash flow information:
Cash paid for interest	--	--

Cash paid for income taxes	$--	$--

See Accompanying Notes to Financial Statements

TRANQUILITY, INC.

(A Development Stage Company)

Notes to Financial Statements

Fiscal Year Ended December 31, 2006

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

Advertising Costs

Advertising costs are expensed as incurred. There were no advertising expenses for the twelve months ended December 31, 2006 and 2005.

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

Basic and Diluted Income/(Loss) Per Share:

In accordance with SFAS No. 128, "Earnings Per Share," the basic income/(loss) per common share is computed by dividing net income/(loss) available to common stockholders by the  weighted average number of common shares outstanding. Diluted income per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of December 31, 2006, the Company does not have any equity or debt instruments outstanding that can be converted into common stock.

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

Segment Reporting

Based on the Company's integration and management strategies, the Company operated in a single business segment. For the years ended December 31, 2006 and 2005, the Company had no revenue.

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

New Accounting Pronouncements (cont)

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

New Accounting Pronouncements (cont)

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

New Accounting Pronouncements (cont)

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

New Accounting Pronouncements (cont)

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

NOTE 4 – PAYABLE TO STOCKHOLDER

At December 31, 2006, the company had an advance from a officer / stockholder in the amount of $14,780.  The advance was unsecured, bore no interest and was payable on demand.  During 2006,   the stockholder paid expenses on behalf of the Company in the amount of $3,880 leaving a balance due to  stockholder for professional fees incident to maintaining corporate existence.

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

U.S. federal statutory rate

(34.0%)

Valuation reserve

  34.0%

Total

       -%

As of December 31, 2006, the Company has a net operating loss carryforward of $ 31,764.

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

As of the date of the filing of this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported with the time periods specified.  Our chief executive officer and chief financial officer also concluded that our disclosure controls and procedures were effective as of October 29, 2007 to provide reasonable assurance of the achievement of these objectives.

There was no change in the Company's internal control over financial reporting during the fiscal year ended December 31, 2006, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 8B.     OTHER INFORMATION.

None.

PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The directors and executive officers currently serving the Company are as follows:

Name	Age	Position
Dominick Pope	72	President, Treasurer, Director
Jose Acevedo	50	Secretary, Director

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

Jose Acevedo – Jose Acevedo, Secretary, is 50 years old and holds a Bachelor's degree in finance from Trinity University.  Mr. Acevedo was employed by Manufacturers Hanover Trust Company from 1977 through 1999.  During that period, Manufacturers Hanover Trust merged with Chemical Bank, and subsequently Chase Manhattan Bank, to become the nation's largest bank.  At Chase Manhattan, Mr. Acevedo held a management position where he managed portfolios valued at $34 million dollars.  From 1999 to 2005 Mr. Acevedo was a free-lance corporations consultant.  He is currently a Supervisor in a State run detention facility.

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

Summary Compensation Table

Name & Principal Position	Fiscal Year	Base Salary	Bonus	Annual Compensation	Restricted Stock Awards	Underlying Options	LTI Payouts	Other Compensation
Dominick Pope, President and Treasurer	2004 2005 2006	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Jose Acevedo, Secretary	2004 2005 2006	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

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

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

As of December 31, 2006, the Company has a total of 5,105,740 shares of common stock issued and outstanding. The following table sets forth, as of December 31, 2006, the number of shares of Common Stock owned of record and beneficially by persons who hold 5% or more of the outstanding Common Stock of the Company as well as the number of shares of Common Stock owned of record and beneficially by officers and directors of the Company.

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

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed by Gruber & Company, LLC for an audit of the Company's annual financial statements were $2,500 for the fiscal year ended December 31, 2006, and $2,500 for the fiscal year ended December 31, 2005. The aggregate fees billed by Gruber & Company, LLC for review of the Company's financial statements included in its quarterly reports on Form 10QSB were $1,200 during the period ended December 31, 2006, and $1,200 during the period ended December 31, 2005.

Audit-Related Fees

Gruber & Company, LLC did not bill the Company any amounts for assurance and related services that were related to its audit or review of the Company's financial statements during the fiscal years ending December 31, 2006 and December 31, 2005.

Tax Fees

The aggregate fees billed by Gruber & Company, LLC for tax compliance, advice and planning were $0.00 for the fiscal year ended December 31, 2006 and $0.00 for the fiscal year ended December 31, 2005.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANQUILITY, INC.

By: /s/ Dominick Pope

Dominick Pope, CEO

Date: October 29, 2007

By: /s/ Dominick Pope

Dominick Pope, CFO

Date: October 29, 2007