Form 10QSB
period 2007-03-31
TRANQUILITY INC
filed 2007-10-31
CIK 1111468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

(a)

The consolidated financial statements of Tranquility, Inc. (the "Company"), included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as included in the Company's Form 10-KSB for the year ended December 31, 2006.

TRANQUILITY, INC.

(A Development Stage Company)

Balance Sheet

March 31, 2007

(unaudited)

	March 31,	March 31,
	2007	2006
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$--	$--

Total current assets	--	--

PROPERTY AND EQUIPMENT, net of accumulated depreciation of

TOTAL ASSETS	--	--

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accrued liabilities	--	--
Payable to stockholder	18,280	13,275

TOTAL CURRENT LIABILITIES	18,280	13,275

COMMITMENTS AND CONTINGENCIES	--	--

STOCKHOLDERS' DEFICIT
Preferred stock: par value $.01; 5,000,000 shares authorized;
no shares issued and outstanding	--	--
Common stock: par value $.001; 25,000,000 shares authorized;
5,105,740 shares issued and outstanding	5,106	5,106
Additional paid-in capital	11,878	11,878
Deficit accumulated during the development stage	(35,264)	(30,259)

TOTAL STOCKHOLDERS' DEFICIT	(18,280)	(13,275)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$--	$--

See Accompanying Notes to Financial Statements

TRANQUILITY, INC.

(A Development Stage Company)

Statement of Operations

March 31, 2007

(unaudited)

			Cumulative from
	Three Months Ended		August 20, 1997
	March 31,	March 31,	(inception) to
	2007	2006	March 31, 2007

REVENUES
Sales Revenues	$--	$--	$--
Cost of sales	--	--	--

Gross profit	--	--	--

OPERATING EXPENSES
General and administrative expenses	3,500	2,375	35,264

Total operating expenses	3,500	2,375	35,264

LOSS FROM OPERATIONS	(3,500)	(2,375)	(35,264)

OTHER INCOME
Interest income	--	--	--

Total other income	--	--	--

NET LOSS BEFORE INCOME TAX	(3,500)	(2,375)	(35,264)

PROVISION FOR INCOME TAXES	--	--	--

NET LOSS	$(3,500)	$(2,375)	$(35,264)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	$(0.00)	$--

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC AND DILUTED	$5,105,740	$5,105,740

See Accompanying Notes to Financial Statements

 TRANQUILITY, INC.

(A Development Stage Company)

Statement of Cash Flow

March 31, 2007

(unaudited)

			Cumulative from
	Three Months Ended		August 20, 1997
	March 31,	March 31,	(inception) to
	2007	2006	March 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,500)	$(2,375)	$(35,264)
Adjustment to reconcile net loss to net cash used in operations:
Common stock issued for services	--	--	--
Change in operating liabilities and assets:
Accrued liabilities	--	--	--

Net cash used in operating activities	(3,500)	(2,375)	(35,264)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase to payable to stockholder	3,500	2,375	18,280
Issuance of common stock	--	--	16,984

Net cash provided by financing activities	3,500	2,375	35,264

Cash and cash equivalents, beginning of period	--	--	--
Cash and cash equivalents, end of period	--	--	--

Supplemental disclosures of cash flow information:
Cash paid for interest	--	--

Cash paid for income taxes	$--	$--

See Accompanying Notes to Financial Statements

TRANQUILITY, INC.

(A Development Stage Company)

Notes to Financial Statements

March 31, 2007

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

Advertising Costs

Advertising costs are expensed as incurred. There were no advertising expenses for the three months ended March 31, 2007 and 2006.

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

Basic and Diluted Income/(Loss) Per Share:

In accordance with SFAS No. 128, "Earnings Per Share," the basic income/(loss) per common share is computed by dividing net income/(loss) available to common stockholders by the  weighted average number of common shares outstanding. Diluted income per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of March 31, 2007, the Company does not have any equity or debt instruments outstanding that can be converted into common stock.

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

Segment Reporting

Based on the Company's integration and management strategies, the Company operated in a single business segment. For the three months ended March 31, 2007 and 2006, the Company had no revenue.

Revenue Recognition

Revenue is recognized in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.”  The Company recognizes revenue when the significant risks and rewards of ownership have been transferred to the customer pursuant to applicable laws and regulations, including factors such as when there has  been evidence of a sales arrangement, the performance has occurred, or service have been rendered, the price to the buyer is fixed or determinable, and collectability is reasonably assured.

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

If no additional operating capital is received during the next twelve months, the Company  will be  forced  to rely on  existing  cash in the  bank  and upon additional funds  loaned  by  management  and/or  significant  stockholders  to preserve the integrity of the corporate  entity at this time. In the event the Company is unable to acquire advances from management and/or significant stockholders, the Company's ongoing operations would be negatively impacted.

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

NOTE 4 – PAYABLE TO STOCKHOLDER

At March 31, 2007 the company had an advance from an officer / stockholder in the amount of $18,280.  The advance was unsecured, bore no interest and was payable on demand.  During the three months ended March 31, 2007, the stockholder paid expenses on behalf of the Company in the amount of $3,500 leaving a balance due to stockholder for professional fees incident to maintaining corporate existence.

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

PLAN OF OPERATION

The Company did not engage in any material operations during the period ended March 31, 2007.

For the fiscal year ending December 31, 2007, and for the twelve months following the date of this report, the Company expects to continue its efforts to locate a suitable business acquisition candidate and thereafter to complete a business acquisition transaction.  The Company anticipates incurring a loss for the fiscal year as a result of expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates. The Company does not expect to generate revenues until it completes a business acquisition, and, depending upon the performance of the acquired business, it may also continue to operate at a loss after completion of a business combination.

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

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2007, the Company remains in the development stage.  As of March 31, 2007, the Company’s balance sheet reflects total assets of $nil, and total current liabilities of $18,280.   The Company has cash on hand of $nil and a deficit accumulated in the development stage of $35,264.

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

RESULTS OF OPERATIONS

During the period from 1997 through March 31, 2007, the Company has engaged in no significant operations. No revenues were received by the Company during this period.

The Company experienced a net loss of $3,500 for the period ended March 31, 2007. The net loss was the result of expenses incurred to maintain its corporate existence and comply with SEC reporting requirements. The Company does not expect to generate any revenue until it completes a business combination, but will continue to incur legal and accounting fees and other costs associated with compliance with its reporting obligations. As a result, the Company expects that it will continue to incur losses each quarter at least until it has completed a business combination.  Depending upon the performance of any acquired business, the Company may continue to operate at a loss even following completion of a business combination.

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

There was no change in the Company's internal control over financial reporting during the quarter ended March 31, 2007, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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