Form 10QSB
period 2007-09-30
TRANQUILITY INC
filed 2007-11-15
CIK 1111468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. At November 12, 2007, the following shares were outstanding: 5,105,740.

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

TRANQUILITY, INC.

(A Development Stage Company)

Balance Sheet

September 30, 2007

(unaudited)

	September 30,	September 30,
	2007	2006
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$--	$--

Total current assets	--	--

PROPERTY AND EQUIPMENT, net of accumulated depreciation of

TOTAL ASSETS	--	--

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accrued liabilities	--	--
Payable to stockholder	24,780	14,691

TOTAL CURRENT LIABILITIES	24,780	14,691

COMMITMENTS AND CONTINGENCIES	--	--

STOCKHOLDERS' DEFICIT
Preferred stock: par value $.01; 5,000,000 shares authorized;
no shares issued and outstanding	--	--
Common stock: par value $.001; 25,000,000 shares authorized;	--	--
5,105,740 shares issued and outstanding	5,106	5,106
Additional paid-in capital	11,878	11,878
Deficit accumulated during the development stage	(41,764)	(31,675)

TOTAL STOCKHOLDERS' DEFICIT	(24,780)	(14,691)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$--	$--

See Accompanying Notes to Financial Statements

TRANQUILITY, INC.

(A Development Stage Company)

Statement of Operations

September 30, 2007

(unaudited)

					Cumulative from
	Three Months Ended		Nine Months Ended		August 20, 1997
	September 30,	September 30,	September 30,	September 30,	(inception) to
	2007	2006	2007	2006	September 30, 2007

REVENUES
Sales Revenues	$--	$--	$--	$--	$--
Cost of sales	--	--	--	--	--

Gross profit	--	--	--	--	--

OPERATING EXPENSES
General and administrative expenses	3,000	41	10,000	3,791	41,764

Total operating expenses	3,000	41	10,000	3,791	41,764

LOSS FROM OPERATIONS	(3,000)	(41)	(10,000)	(3,791)	(41,764)

OTHER INCOME
Interest income	--	--	--	--	--

Total other income	--	--	--	--	--

NET LOSS BEFORE INCOME TAX	(3,000)	(41)	(10,000)	(3,791)	(41,764)

PROVISION FOR INCOME TAXES	--	--	--	--	--

NET LOSS	$(3,000)	$(41)	$(10,000)	$(3,791)	$(41,764)

BASIC AND DILUTED NET LOSS
PER SHARE	$--	$--	$--	$--

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC AND DILUTED	$5,105,740	$5,105,740	$5,105,740	$5,105,740

See Accompanying Notes to Financial Statements

TRANQUILITY, INC.

(A Development Stage Company)

Statement of Cash Flow

September 30, 2007

(unaudited)

			Cumulative from
	Nine Months Ended		August 20, 1997
	September 30,	September 30,	(inception) to
	2007	2006	September 30, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,000)	$(3,791)	$(41,764)
Adjustment to reconcile net loss to net cash used in operations:
Common stock issued for services	--	--	--
Change in operating liabilities and assets:
Accrued liabilities	--	--	--

Net cash used in operating activities	(10,000)	(3,791)	(41,764)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase to payable to stockholder	10,000	3,791	24,780
Issuance of common stock	--	--	16,984

CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash provided by financing activities	10,000	3,791	41,764

Cash and cash equivalents, beginning of period	--	--	--
Cash and cash equivalents, end of period	--	--	--

Supplemental disclosures of cash flow information:
Cash paid for interest	--	--

Cash paid for income taxes	$--	$--

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

Advertising Costs

Advertising costs are expensed as incurred. There were no advertising expenses for the nine months ended September 30, 2007.

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

Segment Reporting

Based on the Company's integration and management strategies, the Company operated in a single business segment. For the nine months ended September 30, 2007 and 2006, the Company had no revenue.

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

NOTE 4 – PAYABLE TO STOCKHOLDER

For the nine months ending September 30, 2007, the company had an advance from an officer / stockholder in the amount of $24,780.  The advance was unsecured, bore no interest and was payable on demand.  During the nine months ended September 30, 2007, the stockholder paid expenses on behalf of the Company in the amount of $10,000 leaving a balance due to stockholder for professional fees incident to maintaining corporate existence.

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

PLAN OF OPERATION

Tranquility, Inc. (the “Company”) did not engage in any material operations during the period ended September 30, 2007.

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

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2007, the Company remains in the development stage.  As of September 30, 2007, the Company’s balance sheet reflects total assets of $nil, and total current liabilities of $24,780.   The Company has cash on hand of $nil and a deficit accumulated in the development stage of $41,764.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported with the time periods specified.  Our chief executive officer and chief financial officer also concluded that our disclosure controls and procedures were effective as of September 30, 2007 to provide reasonable assurance of the achievement of these objectives.

There was no change in the Company's internal control over financial reporting during the quarter ended September 30, 2007, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

None.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

 None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.

OTHER INFORMATION

None

ITEM 6.

EXHIBITS

(a)

The following exhibits are filed herewith:

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

TRANQUILITY, INC.

By: /s/ Dominick Pope, CEO

Date: November 14, 2007

By: /s/ Dominick Pope, CFO

Date: November 14, 2007