Form 10KSB
period 2007-12-31
TRANQUILITY INC
filed 2008-03-28
CIK 1111468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Common Stock

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [   ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [ X ] Yes [ ] No

State issuer's revenues for its most recent fiscal year: $0.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $0.00

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 26, 2008, the Company had 5,105,740 shares outstanding.

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

Reports to Security Holders

We are subject to the reporting requirements of the Exchange Act and the rules and regulations promulgated thereunder, and, accordingly file reports, information statements or other information with the Securities and Exchange Commission, including quarterly reports on Form 10-QSB, annual reports on Form 10-KSB, reports of current events on Form 8-K, and proxy or information statements with respect to shareholder meetings.  The public may read and copy any materials we file with the Securities and Exchange Commission at its Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Securities and Exchange Commission at http://www.sec.gov.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year which ended December 31, 2007.

PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

No public trading market exists for the Company's securities. As of March 26, 2008, there are approximately 32 holders of record of the Company's common stock. No dividends have been paid to date and the Company's Board of Directors does not anticipate paying dividends in the foreseeable future.

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

Plan of Operation

On April 16, 2006, the Company became delinquent in filing its periodic reports and during the period from April 16, 2006 to October 2007 was completely inactive.   Beginning in October 2007, the Company elected to take the steps needed to again become current in filing its reports in order to pursue its original business plan of seeking to locate a suitable business acquisition candidate.

For the fiscal year ending December 31, 2008, the Company expects to continue its efforts to locate a suitable business acquisition candidate and thereafter to complete a business acquisition transaction.  The Company anticipates incurring a loss for the fiscal year as a result of expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates. The Company does not expect to generate revenues until it completes a business acquisition, and, depending upon the performance of the acquired business, it may also continue to operate at a loss after completion of a business combination.

During the next 12 months, the Company will require additional capital in order to pay the costs associated with carrying out its plan of operations and the costs of compliance with its continuing reporting obligations under the Securities Exchange Act of 1934 as amended.  This additional capital will be required whether or not the Company is able to complete a business combination transaction during the current fiscal year.  Furthermore, once a business combination is completed, the Company’s needs for additional financing are likely to increase substantially.

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

Liquidity and Capital Resources

As of December 31, 2007, the Company remains in the development stage.  As of December 31, 2007, the Company’s balance sheet reflects total assets of $nil, and total current liabilities of $30,115.   The Company has cash on hand of $nil and a deficit accumulated in the development stage of $47,099.

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

ITEM 7.   FINANCIAL STATEMENTS

TRANQUILITY, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2007

INDEX

Page
Report of Independent Registered Public Accounting Firm	12
Balance sheets	13
Statements of operations	14
Statements of stockholder’s (deficit)/ equity	15-16
Statements of cash flows	17
Notes to financial statements	18-24

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Tranquility, Inc.

We have audited the accompanying balance sheet of Tranquility, Inc. (a development stage enterprise)(the “Company”) as of December 31, 2007 and related statements of operations, stockholders’ deficit, and cash flows for the period August 20, 1997 (inception) thru December 31, 2007. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements as of December 31, 2006 and for the year ended December 31, 2006 were audited by other auditors whose report dated March 19, 2007 expressed an unqualified opinion on those statements.  Our opinion on the statements of operations, cash flows and stockholders' deficit for the period since May 6, 1996 (Date of Inception) to December 31, 2007 insofar as it relates to amounts for the prior periods through December 31, 2006 is based on the report of the other auditors

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tranquility, Inc. (a Delaware corporation) as of December 31, 2007 and the results of its operations and its cash flows for the period August 20, 1997 (inception) thru December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed further in Note 3, the Company has been in the development stage since its inception (August 20, 1997) and continues to incur significant losses. The Company's viability is dependent upon its ability to obtain future financing and the success of its future operations. These factors raise substantial doubt as to the Company's ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Lake & Associates CPA’s LLC

Lake & Associates, CPA’s LLC

Schaumburg, Illinois

March 25, 2008

TRANQUILITY, INC.

(A DEVELOPMENT STAGE COMPANY)

FISCAL YEAR ENDED DECEMBER 31, 2007

BALANCE SHEET

		December 31,		December 31,
		2007		2006
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$	---	$	---

Total current assets		---		---

PROPERTY AND EQUIPMENT, net of accumulated depreciation of

TOTAL ASSETS		---		---

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accrued liabilities		5,335		---
Payable to stockholder		24,780		14,780

TOTAL CURRENT LIABILITIES		30,115		4,400

COMMITMENTS AND CONTINGENCIES		---		---

STOCKHOLDERS' DEFICIT
Preferred stock: par value $.01; 5,000,000 shares authorized;
no shares issued and outstanding		---		---
Common stock: par value $.001; 25,000,000 shares authorized;
5,105,740 shares issued and outstanding		5,106		5,106
Additional paid-in capital		11,878		11,878
Deficit accumulated during the development stage		(47,099)		(31,764)

TOTAL STOCKHOLDERS' DEFICIT		(30,115)		(14,780)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$	---	$	---

See Accompanying Notes to Financial Statements

TRANQUILITY, INC.

(A DEVELOPMENT STAGE COMPANY)

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

STATEMENT OF OPERATIONS

			Cumulative from
	For the Year Ended		August 20, 1997
	December 31,	December 31,	(inception) to
	2007	2006	December 31, 2007

REVENUES
Sales Revenues	$--	$--	$--
Cost of sales	--	--	--

Gross profit	--	--	--

OPERATING EXPENSES
General and administrative expenses	15,335	3,880	47,099

Total operating expenses	15,335	3,880	47,099

LOSS FROM OPERATIONS	(15,335)	(3,880)	(47,099)

OTHER INCOME
Interest income	--	--	--

Total other income	--	--	--

NET LOSS BEFORE INCOME TAX	(15,335)	(6,500)	(47,099)

PROVISION FOR INCOME TAXES	--	--	--

NET LOSS	$(15,335)	$(6,500)	$(47,099)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC AND DILUTED	$5,105,740	$5,105,740

See Accompanying Notes to Financial Statements

TRANQUILITY, INC.

(A DEVELOPMENT STAGE COMPANY)

FISCAL YEAR ENDED DECEMBER 31, 2007

STATEMENT OF SHAREHOLDERS’ EQUITY

For the Period From August 20, 1997 (inception) to December 31, 2007
					Deficit	Total
		Common stock		Additional	accumulated	stockholders'
		$.001 Par Value		paid-in	during the	equity
		Shares	Amount	capital	development stage	(deficit)

Balance at inception (August 20, 1997)		-	$-	$-	$-	$-

Issuance of shares for services rendered		681,110	681	-	-	681
					(681)	(681)
Net loss for the period	Total current assets	-	-	-	-	-
Balance, December 31, 1997		681,110	681	-	(681)	-

Net loss for the year ended December 31, 1997		-	-	-	-	-

Balance, December 31, 1998		681,110	681	-	(681)	-

Common stock issued for cash		1,825,980	1,826	1,832	-	3,658
Net loss for the year ended December 31, 1998		-	-	-	(1,628)	(1,628)

Balance, December 31, 1999		2,507,090	2,507	1,832	(2,309)	2,030

Common stock issued for cash		144,250	144	3,231	-	3,375
Net loss for the year ended December 31, 1999		-	-	-	(4,898)	(4,898)

Balance, December 31, 2000		2,651,340	2,651	5,063	(7,207)	507

Common stock issued for cash		295,000	295	2,495	-	2,790
Net loss for the year ended December 31, 2000		-	-	-	(3,297)	(3,297)

Balance, December 31, 2001		2,946,340	2,946	7,558	(10,504)	-

Common stock issued for cash		2,153,400	2,154	1,326	-	3,480
Net loss for the year ended December 31, 2001		-	-	-	(3,740)	(3,740)

Balance, December 31, 2002		5,099,740	5,100	8,884	(14,244)	(260)

Common stock issued for cash		6,000	6	2,994	-	3,000
Net loss for the year ended December 31, 2002		-	-	-	(640)	(640)

Balance, December 31, 2003	5,105,740	5,106	11,878	(14,884)	2,100

Net loss for the year ended December 31, 2003	-	-	-	(6,500)	(6,500)

Balance, December 31, 2004	5,105,740	5,106	11,878	(21,384)	(4,400)

Net loss for the period	-	-	-	(6,500)	(6,500)

Balance, December 31, 2005	5,105,740	$5,106	$11,878	$(27,884)	$(10,900)

Net loss for the period	-	-	-	(3,880)	(3,880)

Balance, December 31, 2006	5,105,740	$5,106	$11,878	$(31,764)	$(6,775)

Net loss for the period	-	-	-	(15,335)	(15,335)

Balance, December 31, 2007	5,105,740	$5,106	$11,878	$(47,099)	$(22,110)

See Accompanying Notes to Financial Statements

TRANQUILITY, INC.

(A DEVELOPMENT STAGE COMPANY)

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

STATEMENT OF CASH FLOW

			Cumulative from
	For the Year Ended		August 20, 1997
	December 31,	December 31,	(inception) to
	2007	2006	December 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,335)	$(3,880)	$(47,099)
Adjustment to reconcile net loss to net cash used in operations:
Common stock issued for services	--	--	--
Change in operating liabilities and assets:
Accrued liabilities	5,335	--	5,335

Net cash used in operating activities	(10,000)	(3,880)	(41,764)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in payable to stockholder	10,000	3,880	24,780
Issuance of common stock	--	--	16,984

Net cash provided by financing activities	10,000	3,880	41,764

Increase in cash and cash equivalents			--
Cash and cash equivalents, beginning of period	--	--	--
Cash and cash equivalents, end of period	--	--	--

Supplemental disclosures of cash flow information:
Cash paid for interest	--	--

Cash paid for income taxes	$--	$--

See Accompanying Notes to Financial Statements

TRANQUILITY, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FROM INCEPTION (August 20, 1997) THROUGH DECEMBER 31, 2007

NOTE 1  ORGANIZATION

Tranquility, Inc. (the "Company") is currently a development stage company under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7 and was incorporated under the laws of the State of Delaware on August 20, 1997.  The Company has a December 31 year-end.

NOTE 2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - Development Stage Company

        The Company has not earned any revenue from operations.  Accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth in Financial Accounting Standards Board Statement No. 7 ("SFAS 7"). Among the disclosures required by SFAS 7 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' equity and cash flows disclose activity since the date of the Company's inception.

Accounting Method

        The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a fiscal year ending on December 31.

Income Taxes

        The Company accounts for income taxes under the Financial Accounting Standards Board (FASB) Statement No. 109, "Accounting for Income Taxes" "Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the period ended December 31, 2007.

Cash Equivalents

        The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Estimates

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

        Determination of fair values involves subjective judgment and estimates not susceptible to substantiation by auditing procedures. Accordingly, under current auditing standards, the notes to our financial statements will refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on our financial statements.

Basic Loss Per Common Share

        Basic loss per common share has been calculated based on the weighted average number of shares outstanding during the period after giving retroactive effect to stock splits. There are no dilutive securities at December 31, 2007 for purposes of computing fully diluted earnings per share.

Share-Based Payments

The Company adopted Statement of Financial Accounting standards (“SFAS”) No. 123 (Revised December 2004), “Share-Based Payment” (SFAS No. 123R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options, employee stock purchases related to an employee stock purchase plan and restricted stock units based on estimated fair values of the awards over the requisite employee service period.   SFAS No. 123R supersedes Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees”, which the company previously followed in accounting for stock-base awards.  In March 2005, the SEC issued Staff Bulletin No. 107(“SAB No. 107”), to provide guidance on SFAS 123R.  The Company has applied SAB No. 107 in its adoption of SFAS No. 123R.

Under SFAS No. 123R, stock-base compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized on a straight-line basis as expense over the employee’s  requisite service period.  The Company adopted the provisions of SFAS 123R in its fiscal year ended December 31, 2006, using the modified prospective application method.  The valuation provisions of SFAS 123R apply to new awards and to awards that are outstanding on the effective date (or date of adoption) and subsequently modified or cancelled; prior periods are not revised for comparative purposes.  Estimated compensation expense for awards outstanding on the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure under FASB Statement No. 123, “Accounting for Stock-Based Compensation”.

 Fair value of Financial Instruments

Financial instruments consist principally of cash, trade and related party payables, accrued liabilities, short-term obligations and notes payable.  The carrying amounts of such financial instruments in the accompanying balance sheets approximate their fair values due to their relatively short-term nature.  It is management’s opinion that the Company is not exposed to any significant currency or credit risks arising from these financial instruments.

Related Parties

Related parties, which can be a corporation, individual, investor or another entity are considered to be related if the party has the ability, directly or indirectly, to control the other party or exercise significant influence over the Company in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence. The Company has these relationships.

Impact of New Accounting Standards

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29" effective for nonmonetary asset exchanges occurring in the fiscal year beginning January 1, 2006. SFAS No. 153 requires that exchanges of productive assets be accounted for at fair value unless fair value cannot be reasonably determined or the transaction lacks commercial substance. SFAS No. 153 is not expected to have a material effect on the Company's Consolidated Financial Statements.

In March, 2005, the FASB issued FASB Interpretation ("FIN") No. 47,

"Accounting for Conditional Asset Retirement Obligations-an Interpretation of FASB Statement No. 143" ("FIN No. 47"). FIN No. 47 clarifies the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset when the timing and/or method of settlement are conditional on a future event.

FIN No. 47 is effective for us no later than December 31, 2005. We do not expect that the adoption of FIN No. 47 will have a material impact on our financial condition or results of operations.

In May, 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of APB No. 20 and FASB Statement No. 3" ("SFAS No. 154"). SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. APB Opinion No. 20 "Accounting Changes" previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This statement is effective for our Company as of January 1, 2006.

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. SFAS No. 155 amends SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAF No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 155, permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation.  It clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 155 is not expected to have a material impact on the Company’s results of operations or financial position.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”) which prescribes a recognition threshold and measurement attribute, as well as criteria for subsequently recognizing, derecognizing and measuring uncertain tax positions for financial statement purposes. FIN 48 also requires expanded disclosure with respect to the uncertainty in income tax assets and liabilities. FIN 48 is effective for fiscal years beginning after December 15, 2006, which will be the Company’s calendar year 2007, and is required to be recognized as a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. The adoption of FIN 48 is not expected to have a material impact on the Company’s consolidated results of operations or financial position.

In June 2006, the Financial Accounting Standards Board (“FASB”) ratified the provisions of Emerging Issues Task Force (“EITF”) Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)”. EITF Issue No. 06-3 requires that the presentation of taxes within revenue-producing transactions between a seller and a customer, including but not limited to sales, use, value added, and some excise taxes, should be on either a gross (included in revenue and cost) or a net (excluded from revenue) basis. In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The disclosure of those taxes can be done on an aggregate basis. EITF Issue No. 06-3 is effective for fiscal years beginning after December 15, 2006, which will be the Company’s calendar year 2007. The adoption of EITF Issue No. 06-3 is not expected to have a material impact on the Company’s results of operations or financial position.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No.108 (“SAB No. 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements”. SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB No. 108 is effective for the fiscal year beginning November 15, 2006. The adoption of SAB No. 108 is not expected to have a material impact on the Company’s results of operations or financial position.

In March 2006, the FASB issued SFAS No. 156. This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement is effective as of the beginning of its first fiscal year that begins after September 15, 2006. An entity should apply the requirements for recognition and initial measurement of servicing assets and servicing liabilities prospectively to all transactions after the effective date of this Statement.

In September 2006, the FASB issued SFAS No. 157 and No. 158. Statement No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice.

Statement No. 158 is an amendment of FASB Statements No. 87, 88, 106, and 132(R). It improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multi-employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.

The Company does not expect application of SFAS No. 156, 157 and 158 to have a material effect on its financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”).  This statement permits entities to choose to measure many financial instruments and certain other items at fair value.

Companies should report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The Company is currently assessing the potential impact, if any, for the adoption of SFAS No.159 on its financial statements.

In December 2007, the FASB issued two new statements: (a.) SFAS No. 141(revised 2007), Business Combinations, and (b.) No. 160, Noncontrolling Interests in Consolidated Financial Statements.  These statements are effective for fiscal years beginning after December 15, 2008 and the application of these standards will improve, simplify and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements.  The Company is in the process of evaluating the impact, if any, on SFAS 141 (R) and SFAS 160 and does not anticipate that the adoption of these standards will have any impact on its consolidated financial statements.

(a.)  SFAS No. 141 (R) requires an acquiring entity in a business combination to: (i) recognize all (and only) the assets acquired and the liabilities assumed in the transaction, (ii) establish an acquisition-date fair value as the measurement objective for all assets acquired and the liabilities assumed, and (iii) disclose to investors and other users all of the information they will need to evaluate and understand the nature of, and the financial effect of, the business combination, and, (iv) recognize and measure the goodwill acquired in the business combination or a gain from a bargain purchase.

(b.) SFAS No. 160 will improve the relevance, comparability and transparency of financial information provided to investors by requiring all entities to: (i) report noncontrolling (minority) interests in subsidiaries in the same manner, as equity but separate from the parent’s equity, in consolidated financial statements, (ii) net income attributable to the parent and to the non-controlling interest must be clearly identified and presented on the face of the consolidated statement of income, and (iii) any changes in the parent’s ownership interest while the parent retains the controlling financial interest in its subsidiary be accounted for consistently.

NOTE 3  GOING CONCERN

        The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has not established any source of revenue to cover its operating costs. The Company will engage in very limited activities without incurring any liabilities that must be satisfied in cash until a source of funding is secured. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

NOTE 4  INCOME TAXES

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

There is no provision for income taxes due to continuing losses. At December 31, 2007, the Company has net operating loss carryforwards for tax purposes of approximately $47,099, which expire through 2027. The Company has recorded a valuation allowance that fully offsets deferred tax assets arising from net operating loss carryforwards because the likelihood of the realization of the benefit cannot be established. The Internal Revenue Code contains provisions that may limit the net operating loss carryforwards available if significant changes in stockholder ownership of the Company occur.

NOTE 5  RELATED PARTY TRANSACTIONS

A shareholder of the Company has paid expenses on behalf of the Company in exchange for a payable bearing no interest and due on demand. Amounts payable to the shareholder at December 31, 2007  and 2006 were $24,780 and  $14,780, respectively.

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

NOTE 6  STOCK BASED COMPENSATION

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

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

As reported on Form 8-K/A filed with the SEC on February 6, 2008, the Company changed its auditors.  There have been no disagreements with our accountants on accounting and financial disclosure.

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

As of the date of the filing of this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported with the time periods specified.  Our chief executive officer and chief financial officer also concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance of the achievement of these objectives.

There was no change in the Company's internal control over financial reporting during the fiscal year ended December 31, 2007, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 8B.     OTHER INFORMATION.

None.

PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The directors and executive officers currently serving the Company are as follows:

Name	Age	Position
Dominick Pope	72	Chief Executive Officer, Chief Financial Officer, President, Treasurer, Director
Jose Acevedo	50	Secretary, Director

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

Biographical Information

Dominick Pope – Dominick Pope is the Chief Executive Officer, Chief Financial Officer, President, Treasurer and a Director of the Company. In addition to his work with the Company, Mr. Pope is currently the President of L.J. Loeffler Systems, Inc.  Mr. Pope has also been the Secretary and a Director of Arrow Capital Group, Inc. since May 1997. Mr. Pope is also Secretary and a Director of F-Pack International Inc.  Additionally, Mr. Pope served as President, Treasurer and Chairman of the Board of Directors of Intercom Technologies Corp. until 1999.  Mr. Pope attended the Baruch School of Business at the City University of New York. In addition to serving as a director of the Company, Mr. Pope is a director of the following publicly-reporting company: Goldeneye Capital Group, Inc.

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

Family Relationships

There are no family relationships between any of the current directors or officers of the Company.

Involvement in Certain Legal Proceedings

None of our officers, directors, promoters or control persons has been involved in the past five (5) years in any of the following:

(1)

Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

(2)

Any conviction in a criminal proceedings or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)

Being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

(4)

Being found by a court of competent jurisdiction (in a civil action), the SEC or the U.S. Commodity Futures Trading Commission to have violated a federal or state securities laws or commodities law, and the judgment has not been reversed, suspended, or vacated.

Directorships

In addition to serving as a director of the Company, Dominick Pope serves as a director of Studio II Productions, Inc.    In addition to serving as a director of the Company, Jose Acevedo serves as a director of Merci, Inc., Our Glass, Inc., and Basset Enterprises, Inc.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership of Form 3 and changes in ownership on Form 4 or Form 5 with the Securities and Exchange Commission.  Such officers, directors and 10% stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file.  Based upon a review of all filings regarding the Company which have been filed with the Securities and Exchange Commission, the Company believes that Form 3 Initial Statements of Beneficial Ownership for Dominick Pope, Jose Acevedo, Mid-Continental Securities Corp., Glen Little, and Equity Investors have not been filed as required.

Code of Ethics

The Company has not yet adopted a code of ethics.  The Company intends to adopt a code of ethics in the near future.

ITEM 10.    EXECUTIVE COMPENSATION.

No officer or director received any remuneration from the Company during the fiscal year.  Until the Company acquires additional capital, it is not intended that any officer or director will receive compensation from the Company other than reimbursement for out-of-pocket expenses incurred on behalf of the Company.  The Company has no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees, but the Board of Directors may recommend adoption of one or more such programs in the future.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

  MANAGEMENT.

As of March 26, 2008, the Company has a total of 5,105,740 shares of common stock issued and outstanding. The following table sets forth, as of March 26, 2008, the number of shares of Common Stock owned of record and beneficially by persons who hold 5% or more of the outstanding Common Stock of the Company as well as the number of shares of Common Stock owned of record and beneficially by officers and directors of the Company.

Name and Address	Number of Shares Owned Beneficially	Percent of Class Owned
Dominick Pope (1) P.O. Box 110310 Naples, Florida 34108-0106	110,000	2.15%
Jose Acevedo (1) 312 East 206th Street Apt. H Bronx, NY 10467	0	0%
Mid-Continental Securities Corp. P.O. Box 110310 Naples, Florida 34108-0106	2,031,990	39.79%
Glenn Little 211 West Wall Midland, TX 79701	1,000,000	19.59%
Equity Investors P.O. Box 110310 Naples, FL 34108-0106	1,500,000	29.38%
All Officers and Directors (2 in number)	110,000	2.15%

_________

(1) The person listed is an officer, a director, or both, of the Company.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Aside from the foregoing, there were no material transactions, or series of similar transactions, during our Company’s last fiscal year, or any currently proposed transactions, or series of similar transactions, to which our Company was or is to be a party, in which the amount involved exceeded the lesser of $120,000 or one percent of the average of the small business issuer’s total assets at year-end for the last three completed fiscal years and in which any director, executive officer or any security holder who is known to us to own of record or beneficially more than five percent of any class of our common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

Director Independence

The NASDAQ Stock Market has instituted director independence guidelines that have been adopted by the Securities & Exchange Commission.  These guidelines provide that a director is deemed “independent” only if the board of directors affirmatively determines that the director has no relationship with the company which, in the board’s opinion, would interfere with the director’s exercise of independent judgment in carrying out his or her responsibilities.  Significant stock ownership will not, by itself, preclude a board finding of independence.

For NASDAQ Stock Market listed companies, the director independence rules list six types of disqualifying relationships that preclude an independence filing.  The Company’s board of directors may not find independent a director who:

1.

is an employee of the company or any parent or subsidiary of the company;

2.

accepts, or who has a family member who accepts, more than $60,000 per year in payments from the company or any parent or subsidiary of the company other than (a) payments from board or committee services; (b) payments arising solely from investments in the company’s securities; (c) compensation paid to a family member who is a non-executive employee of the company’ (d) benefits under a tax qualified retirement plan or non-discretionary compensation; or (e) loans to directors and executive officers permitted under Section 13(k) of the Exchange Act;

3.

is a family member of an individual who is employed as an executive officer by the company or any parent or subsidiary of the company;

4.

is, or has a family member who is, a partner in, or a controlling shareholder or an executive officer of, any organization to which the company made, or from which the company received, payments for property or services that exceed 5% of the recipient’s consolidated gross revenues for that year, or $200,000, whichever is more, other than (a) payments arising solely from investments in the company’s securities or (b) payments under non-discretionary charitable contribution matching programs;

5.

is employed, or who has a family member who is employed, as an executive officer of another company whose compensation committee includes any executive officer of the listed company; or

6.

is, or has a family member who is, a current partner of the company’s outside auditor, or was a partner or employee of the company’s outside auditor who worked on the company’s audit.

Based upon the foregoing criteria, our Board of Directors has determined that Dominick Pope is not an independent director under these rules because he also serves as the Company’s as CEO, CFO, President and Treasurer.

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

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

(1)

The aggregate fees billed by Lake and Associates CPAs LLC for the audit of the Company's annual financial statements was $5,000 for the fiscal year ended December 31, 2007. The aggregate fees billed by Gruber & Company, LLC for the audit of the Company's annual financial statements was $2500 for the fiscal year ended December 31, 2006.

Audit Related Fees

(2)

Lake and Associates CPAs LLC did not bill the Company any amounts for assurance and related services that were related to its audit or review of the Company’s financial statements during the fiscal years ended 2007 and 2006.

Tax Fees

(3)

The aggregate fees billed by Lake and Associates CPAs LLC for tax compliance, advice and planning were $0.00 for the fiscal year ended December 31, 2007 and $0.00 for the fiscal year ended December 31, 2006.

All Other Fees

 (4)

Lake and Associates CPAs LLC did not bill the Company for any products and services other than the foregoing during the fiscal years ended 2007 and 2006.

Audit Committee=s Pre-approval Policies and Procedures

(5)

Tranquility, Inc., a blind pool reporting company which is not yet publicly traded, does not have an audit committee per se. The current board of directors functions as the audit committee.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANQUILITY, INC.

By: /s/ Dominick Pope

Dominick Pope, CEO

Date March 28, 2008

By: /s/ Dominick Pope

Dominick Pope, CFO

Date: March 28, 2008