Form 10-Q
period 2008-03-31
TRANQUILITY INC
filed 2008-05-14
CIK 1111468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________

Commission File Number: 0-5143

TRANQUILITY, INC.

(Exact name of registrant as specified in its charter)

Delaware	52-2175900
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

P.O. Box 110310, Naples, FL 34108-0106
(Address of principal executive offices)
1-239-598-2300
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [ X ] Yes   [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     [ X ] Yes   [ ] No

As of May 12, 2008 the Issuer had 5,105,740 shares of common stock issued and outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

The financial statements of Tranquility, Inc. (the "Company"), a Delaware corporation,  included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company in the Company's Form 10-KSB for the fiscal year ended December 31, 2007.

TRANQUILITY, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

PERIOD ENDED MARCH 31, 2008

INDEX TO FINANCIAL STATEMENTS:	Page

Balance Sheet	3

Statements of Operations	4

Statements of Stockholders’ Equity (Deficit)	5-6

Statements of Cash Flows	7

Notes to Unaudited Financial Statements	8-9

TRANQUILITY, INC.

(A Development Stage Company)

Balance Sheet

(Unaudited)

	March 31,		December 31,
	2008		2007
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$-	$	---

Total current assets	-		---

PROPERTY AND EQUIPMENT, net of accumulated depreciation of

TOTAL ASSETS	-		---

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accrued liabilities	3,382		5,335
Payable to stockholder	30,115		24,780

TOTAL CURRENT LIABILITIES	33,497		30,115

COMMITMENTS AND CONTINGENCIES	-		---

STOCKHOLDERS' DEFICIT
Preferred stock: par value $.01; 5,000,000 shares authorized;
no shares issued and outstanding	-		---
Common stock: par value $.001; 25,000,000 shares authorized;
5,105,740 shares issued and outstanding	5,106		5,106
Additional paid-in capital	11,878		11,878
Deficit accumulated during the development stage	(50,481)		-

TOTAL STOCKHOLDERS' DEFICIT	(33,497)		16,984

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$	---

See Accompanying Notes to Financial Statements

TRANQUILITY, INC.

(A Development Stage Company)

Statement of Operations

March 31, 2008

(Unaudite)

			Cumulative from
	Three Months Ended		August 20, 1997
	March 31,	March 31,	(inception) to
	2008	2007	March 31, 2008

REVENUES
Sales Revenues	$-	$-	$-
Cost of sales	-	-	-

Gross profit	-	-	-

OPERATING EXPENSES
General and administrative expenses	3,382	3,500	50,481

Total operating expenses	3,382	3,500	50,481

LOSS FROM OPERATIONS	(3,382)	(3,500)	(50,481)

OTHER INCOME
Interest income	-	-	-

Total other income	-	-	-

NET LOSS BEFORE INCOME TAX	(3,382)	(3,500)	(50,481)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(3,382)	$(3,500)	$(50,481)

BASIC AND DILUTED NET LOSS PER SHARE	$-	$-	$-

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC AND DILUTED	$5,105,740	$5,105,740

See Accompanying Notes to Financial Statements

TRANQUILITY, INC.

(A Development Stage Company)

Statement of Shareholders’ Equity

For the Period From August 20, 1997 (inception) to March 31, 2008

(Unaudited)

					Deficit	Total
		Common stock		Additional	accumulated	stockholders'
		$.001 Par Value		paid-in	during the	equity
		Shares	Amount	capital	development stage	(deficit)

Balance at inception (August 20, 1997)		-	$-	$-	$-	$-

Issuance of shares for services rendered		81,110	681	-	-	681
					(681)	(681)
Net loss for the period	Total current assets	-	-	-	-	-
Balance, December 31, 1997		681,110	681	-	(681)	-

Net loss for the year ended December 31, 1997		-	-	-	-	-

Balance, December 31, 1998		681,110	681	-	(681)	-

Common stock issued for cash		1,825,980	1,826	1,832	-	3,658
Net loss for the year ended December 31, 1998		-	-	-	(1,628)	(1,628)

Balance, December 31, 1999		2,507,090	2,507	1,832	(2,309)	2,030

Common stock issued for cash		144,250	144	3,231	-	3,375
Net loss for the year ended December 31, 1999		-	-	-	(4,898)	(4,898)

Balance, December 31, 2000		2,651,340	2,651	5,063	(7,207)	507

Common stock issued for cash		295,000	295	2,495	-	2,790
Net loss for the year ended December 31, 2000		-	-	-	(3,297)	(3,297)

Balance, December 31, 2001		2,946,340	2,946	7,558	(10,504)	-

Common stock issued for cash		2,153,400	2,154	1,326	-	3,480
Net loss for the year ended December 31, 2001		-	-	-	(3,740)	(3,740)

Balance, December 31, 2002		5,099,740	5,100	8,884	(14,244)	(260)

Common stock issued for cash		6,000	6	2,994	-	3,000
Net loss for the year ended December 31, 2002		-	-	-	(640)	(640)

Balance, December 31, 2003		5,105,740	5,106	11,878	(14,884)	2,100

Net loss for the year ended December 31, 2003		-	-	-	(6,500)	(6,500)

Balance, December 31, 2004		5,105,740	5,106	11,878	(21,384)	(4,400)

Net loss for the period		-	-	-	(6,500)	(6,500)

Balance, December 31, 2005		5,105,740	$5,106	$11,878	$(27,884)	$(10,900)

Net loss for the period		-	-	-	(3,880)	(3,880)

Balance, December 31, 2006		5,105,740	$5,106	$11,878	$(31,764)	$(14,780)

Net loss for the period		-	-	-	(15,335)	(15,335)

Balance, December 31, 2007		5,105,740	$5,106	$11,878	$(47,099)	$(30,115)

Net loss for the period		-	-	-	(3,382)	(3,382)

Balance, March 31, 2008		5,105,740	$5,106	$11,878	$(50,481)	$(33,497)

See Accompanying Notes to Financial Statements

TRANQUILITY, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

March 31, 2008

(Unaudited)

			Cumulative from
	Three Months Ended		August 20, 1997
	March 31,	March 31,	(inception) to
	2008	2007	March 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,382)	$(3,500)	$(50,481)
Adjustment to reconcile net loss to net cash used in operations:
Common stock issued for services	--	--	--
Change in operating liabilities and assets:
Accrued liabilities	(1,953)	--	3,382

Net cash used in operating activities	(5,335)	(3,500)	(47,099)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in payable to stockholder	5,335	3,500	30,115
Issuance of common stock	--	--	16,984

Net cash provided by financing activities	5,335	3,500	47,099

Increase in cash and cash equivalents			--
Cash and cash equivalents, beginning of period	--	--	--
Cash and cash equivalents, end of period	--	--	--

Supplemental disclosures of cash flow information:
Cash paid for interest	--	--

Cash paid for income taxes	$--	$--

See Accompanying Notes to Financial Statements

TRANQUILITY, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FROM INCEPTION (August 20, 1997) THROUGH MARCH 31, 2008

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

The accompanying unaudited interim financial statements have been prepared in accordance with Form 10-Q instructions and, in the opinion of management, include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2008 and the results of operations for the three months ended March 31, 2008, 2007 and the period inception (June 4, 1999 through March 31, 2008).  The results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's financial statements and notes for the year ended December 31, 2007, as filed on Form 10-KSB.

Certain information and footnote disclosures normally included in the financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying unaudited interim financial statements be read in conjunction with the financial statements and notes thereto contained in the Company's 2007 Annual Report on Form 10-KSB. Our results for the three months ended March 31, 2008 may not be indicative of our results for the twelve months ended December 31, 2008.

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

NOTE 4  RELATED PARTY TRANSACTIONS

A shareholder of the Company has paid expenses on behalf of the Company in exchange for a payable bearing no interest and due on demand. Total amount of expenses paid during the three months ended March 31, 2008 was $5,335.  The balance payable to the shareholder at March 31, 2008 and 2007 were $30,115 and $18,280, respectively.

ITEM 2.

 MANAGEMENT’S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS REPORT, INCLUDING STATEMENTS IN THE FOLLOWING DISCUSSION, ARE WHAT ARE KNOWN AS "FORWARD LOOKING STATEMENTS", WHICH ARE BASICALLY STATEMENTS ABOUT THE FUTURE. FOR THAT REASON, THESE STATEMENTS INVOLVE RISK AND UNCERTAINTY SINCE NO ONE CAN ACCURATELY PREDICT THE FUTURE. WORDS SUCH AS "PLANS," "INTENDS," "WILL," "HOPES," "SEEKS," "ANTICIPATES," "EXPECTS "AND THE LIKE OFTEN IDENTIFY SUCH FORWARD LOOKING STATEMENTS, BUT ARE NOT THE ONLY INDICATION THAT A STATEMENT IS A FORWARD LOOKING STATEMENT. SUCH FORWARD LOOKING STATEMENTS INCLUDE STATEMENTS CONCERNING OUR PLANS AND OBJECTIVES WITH RESPECT TO THE PRESENT AND FUTURE OPERATIONS OF THE COMPANY, AND STATEMENTS WHICH EXPRESS OR IMPLY THAT SUCH PRESENT AND FUTURE OPERATIONS WILL OR MAY PRODUCE REVENUES, INCOME OR PROFITS. NUMEROUS FACTORS AND FUTURE EVENTS COULD CAUSE THE COMPANY TO CHANGE SUCH PLANS AND OBJECTIVES OR FAIL TO SUCCESSFULLY IMPLEMENT SUCH PLANS OR ACHIEVE SUCH OBJECTIVES, OR CAUSE SUCH PRESENT AND FUTURE OPERATIONS TO FAIL TO PRODUCE REVENUES, INCOME OR PROFITS. THEREFORE, THE READER IS ADVISED THAT THE FOLLOWING DISCUSSION SHOULD BE CONSIDERED IN LIGHT OF THE DISCUSSION OF RISKS AND OTHER FACTORS CONTAINED IN THIS REPORT ON FORM 10-Q AND IN THE COMPANY'S OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. NO STATEMENTS CONTAINED IN THE FOLLOWING DISCUSSION SHOULD BE CONSTRUED AS A GUARANTEE OR ASSURANCE OF FUTURE PERFORMANCE OR FUTURE RESULTS.

Overview and Recent Developments

Tranquility, Inc. was incorporated under the laws of the State of Delaware on August 20, 1997. To date, the Company's only activities have been organizational ones, directed at developing its business plan and raising its initial capital. The Company has not commenced any commercial operations. The Company has no full-time employees and owns no real estate. The Company is currently a "shell" company with no or nominal operations and no or nominal assets. The Company’s current business plan is to identify, evaluate and investigate various companies with the intent that, if such investigation warrants, a reverse merger transaction be negotiated and completed pursuant to which the Company would acquire a target company with an operating business, with the intent of continuing the acquired company's business as a publicly held entity. The Company has limited capital with which to provide the owners of the target company with any significant cash or other assets and, as such, the Company will only be able to offer owners of a target company the opportunity to acquire a controlling ownership interest in the Company.

For the fiscal year ending December 31, 2008, the Company expects to continue with its efforts to locate a suitable business acquisition candidate and thereafter to complete a business acquisition transaction. The Company does not expect to generate revenues until it completes a business acquisition, and, depending upon the performance of the acquired business, it may also continue to operate at a loss after completion of a business combination.  During the next twelve (12) months, the Company will require additional capital in order to pay the costs associated with carrying out its plan of operations and the costs of compliance with its continuing reporting obligations under the Securities Exchange Act of 1934 as amended.  This additional capital will be required whether or not the Company is able to complete a business combination transaction during the current fiscal year.  Furthermore, once a business combination is completed, the Company’s needs for additional financing are likely to increase substantially.

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

Liquidity and Capital Resources

As of March 31, 2008, the Company’s balance sheet reflects total current assets of $nil and total current liabilities of $33,497.  The Company has cash on hand of $nil and a deficit accumulated in the development stage of $50,481.  The Company does not have sufficient assets or capital resources to pay its on-going expenses while it is seeking out business opportunities, and it has no current plans to raise additional capital through the sale of securities.  As a result, although the Company has no agreement in place with its shareholders or other persons to pay expenses on its behalf, it is anticipated that the Company will continue to rely on its majority shareholders to pay expenses on its behalf at least until it is able to consummate a business transaction.  The majority shareholders are under no obligation to pay such expenses.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4T.

CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported within the time periods specified.  Our chief executive officer and chief financial officer also concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance of the achievement of these objectives.

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated. No director, officer or affiliate of the Company, and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

ITEM 1A.

 RISK FACTORS.

Not Applicable.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.

OTHER INFORMATION.

None.

ITEM 6.

EXHIBITS.

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

32.1

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANQUILITY, INC.

By:  /S/ Dominick Pope

Dominick Pope, Chief Executive Officer

Date:  May 14, 2008

By:  /S/ Dominick Pope

Dominick Pope, Chief Financial Officer

Date:   May 14, 2008