Form 10-Q
period 2008-06-30
TRANQUILITY INC
filed 2008-08-12
CIK 1111468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

As of June 30, 2008 the Issuer had 5,105,740 shares of common stock issued and outstanding.

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

TRANQUILITY, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

PERIOD ENDED JUNE 30, 2008

INDEX TO FINANCIAL STATEMENTS:	Page

Balance Sheet	3

Statements of Operations	4

Statements of Stockholders’ Equity (Deficit)	5-6

Statements of Cash Flows	7

Notes to Unaudited Financial Statements	8-9

Tranquility, Inc.
(A Development Stage Company)
BALANCE SHEET

	June 30,		December 31,
	2008		2007
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$-	$	---

Total current assets	-		---

PROPERTY AND EQUIPMENT, net of accumulated depreciation of

TOTAL ASSETS	-		---

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accrued liabilities	1,426		5,335
Payable to stockholder	33,497		24,780

TOTAL CURRENT LIABILITIES	34,923		30,115

COMMITMENTS AND CONTINGENCIES	-		---

STOCKHOLDERS' DEFICIT
Preferred stock: par value $.01; 5,000,000 shares authorized;
no shares issued and outstanding	-		---
Common stock: par value $.001; 25,000,000 shares authorized;
5,105,740 shares issued and outstanding	5,106		5,106
Additional paid-in capital	11,878		11,878
Deficit accumulated during the development stage	(51,907)		-

TOTAL STOCKHOLDERS' DEFICIT	(34,923)		16,984

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$	---

The accompanying notes are an integral part of these financial statements.

Tranquility, Inc.
(A Development Stage Company)
STATEMENT OF OPERATIONS

					Cumulative from
	Three Months Ended		Six Months Ended		August 20, 1997
	June 30,	June 30,	June 30,	June 30,	(inception) to
	2008	2007	2008	2007	June 30, 2008

REVENUES
Sales Revenues	$-	$-	-	$-	$-
Cost of sales	-	-	-	-	-

Gross profit	-	-	-	-	-

OPERATING EXPENSES
General and administrative expenses	1,426	3,500	4,808	7,000	51,907

Total operating expenses	1,426	3,500	4,808	7,000	51,907

LOSS FROM OPERATIONS	(1,426)	(3,500)	(4,808)	(7,000)	(51,907)

OTHER INCOME
Interest income	-	-	-	-	-

Total other income	-	-	-	-	-

NET LOSS BEFORE INCOME TAX	(1,426)	(3,500)	(4,808)	(7,000)	(51,907)

PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	$(1,426)	$(3,500)	(4,808)	$(7,000)	$(51,907)

BASIC AND DILUTED NET LOSS PER SHARE	$-	$-	-	$-	$-

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC AND DILUTED	5,105,740	5,105,740	5,105,740	5,105,740

The accompanying notes are an integral part of these financial statements.

Tranquility, Inc.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
From August 20, 1997 (Date of Inception) June 30, 2008

				Deficit
				accumulated	Total
	Common Stock		Additional	during the	stockholders'
	$.001 Par Value of		paid-in	development	equity
	Shares	Amount	capital	stage	(deficit)
Balance at inception (August 20, 1997)	-	$ -	$ -	$ -	$ -

Issuance of shares for services rendered	681,110	681	-	-	681
				(681)	(681)
Net loss for the period	-	-	-	-	-
Balance, December 31, 1997	681,110	681	-	(681)	-

Net loss for the year ended December 31, 1997	-	-	-	-	-

Balance, December 31, 1998	681,110	681	-	(681)	-

Common stock issued for cash	1,825,980	1,826	1,832	-	3,658
Net loss for the year ended December 31, 1998	-	-	-	(1,628)	(1,628)

Balance, December 31, 1999	2,507,090	2,507	1,832	(2,309)	2,030

Common stock issued for cash	144,250	144	3,231	-	3,375
Net loss for the year ended December 31, 1999	-	-	-	(4,898)	(4,898)

Balance, December 31, 2000	2,651,340	2,651	5,063	(7,207)	507

Common stock issued for cash	295,000	295	2,495	-	2,790
Net loss for the year ended December 31, 2000	-	-	-	(3,297)	(3,297)

Balance, December 31, 2001	2,946,340	2,946	7,558	(10,504)	-

Common stock issued for cash	2,153,400	2,154	1,326	-	3,480
Net loss for the year ended December 31, 2001	-	-	-	(3,740)	(3,740)

Balance, December 31, 2002	5,099,740	5,100	8,884	(14,244)	(260)

Common stock issued for cash	6,000	6	2,994	-	3,000
Net loss for the year ended December 31, 2002	-	-	-	(640)	(640)

Balance, December 31, 2003	5,105,740	5,106	11,878	(14,884)	2,100

Net loss for the year ended December 31, 2003	-	-	-	(6,500)	(6,500)

Balance, December 31, 2004	5,105,740	5,106	11,878	(21,384)	(4,400)

Net loss for the period	-	-	-	(6,500)	(6,500)

Balance, December 31, 2005	5,105,740	$ 5,106	11,878	(27,884)	(10,900)

Net loss for the period	-	-	-	(3,880)	(3,880)

Balance, December 31, 2006	5,105,740	$ 5,106	11,878	(31,764)	(14,780)

Net loss for the period	-	-	-	(15,335)	(15,335)

Balance, December 31, 2007	5,105,740	$ 5,106	11,878	(47,099)	(30,115)

Net loss for the period	-	-	-	(4,808)	(4,808)
		-	11,878
Balance, June 30, 2008	5,105,740	$ 5,106		(51,907)	(34,923)

The accompanying notes are an integral part of these financial statements.

Tranquility, Inc.
(A Development Stage Company)
STATEMENT OF CASH FLOWS

			Cumulative from
	Six Months Ended		August 20, 1997
	June 30,	June 30,	(inception) to
	2008	2007	June 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,426)	$(7,000)	$(51,907)
Adjustment to reconcile net loss to net cash used in operations:
Common stock issued for services	-	-	-
Change in operating liabilities and assets:
Accrued liabilities	(1,956)	-	1,426

Net cash used in operating activities	(3,382)	(7,000)	(50,481)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase to payable to stockholder	3,382	7,000	33,497
Issuance of common stock	-	-	16,984
Net cash provided by financing activities	3,382	7,000	50,481

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by investing activities	-	-	-

Increase in cash and cash equivalents	-	-	-

Cash and cash equivalents, beginning of period		-	-
Cash and cash equivalents, end of period	-	-	-

Supplemental disclosures of cash flow information:
Cash paid for interest	-	-

Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

TRANQUILITY, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FROM INCEPTION (August 20, 1997) THROUGH JUNE 30, 2008

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

The accompanying unaudited interim financial statements have been prepared in accordance with Form 10-QSB instructions and, in the opinion of management, include all normal adjustments considered necessary to present fairly the financial position as of  June 30, 2008 and the results of operations for the six months ended June 30, 2008, 2007 and the period inception (June 4, 1999 through June 30, 2008).  The results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's financial statements and notes for the year ended December 31, 2007, as filed on Form 10-KSB.

Certain information and footnote disclosures normally included in the financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying unaudited interim financial statements be read in conjunction with the financial statements and notes thereto contained in the Company's 2007 Annual Report on Form 10-KSB. Our results for the six months ended June 30, 2008 may not be indicative of our results for the twelve months ended December 31, 2008.

New Accounting Pronouncements

In March 2008, the FASB released SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.”   SFAS No. 161 requires additional disclosures related to the use of derivative instruments, the accounting for derivatives and the financial statement impact of derivatives.  SFAS No. 161 is effective for fiscal years beginning after November 15, 2008.  The Company is currently assessing the impact the adoption of SFAS No. 161 will have on the Company’s financial statements.

In May 2008, the FASB released SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”   SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that presented in conformity with generally accepted accounting principles in the United States of America. SFAS No. 162 will be effective 60 days following the SEC’s approval of the PCAOB amendments to AU Section 411, The

Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  The Company does not believe SFAS 162 will have a significant impact on the Company’s financial statements.

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

NOTE 4 RELATED PARTY TRANSACTIONS

A shareholder of the Company has paid expenses on behalf of the Company in exchange for a payable bearing no interest and due on demand. Total amount of expenses paid during the six months ended June 30, 2008 was $8,717.  The balance payable to the shareholder at June 30, 2008 and December 31, 2007 were $33,497 and $24,780, respectively.

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

Liquidity and Capital Resources

As of June 30, 2008, the Company’s balance sheet reflects total current assets of $nil and total current liabilities of $34,923.  The Company has cash on hand of $nil and a deficit accumulated in the development stage of $51,907.  The Company does not have sufficient assets or capital resources to pay its on-going expenses while it is seeking out business opportunities, and it has no current plans to raise additional capital through the sale of securities.  As a result, although the Company has no agreement in place with its shareholders or other persons to pay expenses on its behalf, it is anticipated that the Company will continue to rely on its majority shareholders to pay expenses on its behalf at least until it is able to consummate a business transaction.  The majority shareholders are under no obligation to pay such expenses.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended June 30, 2008, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated. No director, officer or affiliate of the Company and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

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

TRANQUILITY, INC.

By:  /S/ Dominick Pope

Dominick Pope, Chief Executive Officer

Date:  August 12, 2008

By:  /S/ Dominick Pope

Dominick Pope, Chief Financial Officer

Date:   August 12, 2008