Form 10-Q
period 2008-09-30
TRANQUILITY INC
filed 2008-11-12
CIK 1111468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of September 30, 2008 the Issuer had 5,105,740 shares of common stock issued and outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

The financial statements of Tranquility, Inc. (the "Company"), a Delaware corporation,  included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company in the Company's Form 10-KSB, and all amendments thereto, for the fiscal year ended December 31, 2007.

TRANQUILITY, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

PERIOD ENDED SEPTEMBER 30, 2008

INDEX TO FINANCIAL STATEMENTS:	Page

Balance Sheet	3

Statements of Operations	4

Statements of Stockholders’ Equity (Deficit)	5-6

Statements of Cash Flows	7

Notes to Unaudited Financial Statements	8-9

Tranquility, Inc.
(A Development Stage Company)
BALANCE SHEET

	Unaudited		Audited

	September 30,		December 31,
	2008		2007
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$-	$	---

Total current assets	-		---

PROPERTY AND EQUIPMENT, net of accumulated depreciation of

TOTAL ASSETS	-		---

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accrued liabilities	500		5,335
Payable to stockholder	34,923		24,780

TOTAL CURRENT LIABILITIES	35,423		30,115

COMMITMENTS AND CONTINGENCIES	-		---

STOCKHOLDERS' DEFICIT
Preferred stock: par value $.01; 5,000,000 shares authorized;
no shares issued and outstanding	-		---
Common stock: par value $.001; 25,000,000 shares authorized;
5,105,740 shares issued and outstanding	5,106		5,106
Additional paid-in capital	11,878		11,878
Deficit accumulated during the development stage	(52,407)		-

TOTAL STOCKHOLDERS' DEFICIT	(35,423)		16,984

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$	---

The accompanying notes are an integral part of these financial statements.

Tranquility, Inc.
(A Development Stage Company)
STATEMENT OF OPERATIONS

					Cumulative from
					August 20, 1997
	Three Months Ended		Nine Months Ended		(inception) to
	September 30,	September 30,	September 30,	September 30,	September
	2008	2007	2008	2007	30, 2008

REVENUES
Sales Revenues	$-	$-	-	$-	$-
Cost of sales	-	-	-	-	-

Gross profit	-	-	-	-	-

OPERATING EXPENSES
General and administrative expenses	500	3,500	5,308	7,000	52,407

Total operating expenses	500	3,500	5,308	7,000	52,407

LOSS FROM OPERATIONS	(500)	(3,500)	(5,308)	(7,000)	(52,407)

OTHER INCOME
Interest income	-	-	-	-	-

Total other income	-	-	-	-	-

NET LOSS BEFORE INCOME TAX	(500)	(3,500)	(5,308)	(7,000)	(52,407)

PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	$(500)	$(3,500)	(5,308)	$(7,000)	$(52,407)

BASIC AND DILUTED NET LOSS PER SHARE	$-	$-	-	$-	$-

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC AND DILUTED	$5,105,740	$5,105,740	5,105,740	$5,105,740

The accompanying notes are an integral part of these financial statements.

Tranquility, Inc.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Period From August 20, 1997 (inception) to September 30, 2008

				Deficit
				accumulated
	Common stock		Additional	during the	Total
	$.001 Par Value		paid-in	equity	stockholders'
	Shares	Amount	capital	stage	(deficit)

Balance at inception (August 20, 1997)	-	$-	$-	$-	$-

Issuance of shares for services rendered	681,110	681	-	-	681
				(681)	(681)
Net loss for the period	-	-	-	-	-
Balance, December 31, 1997	681,110	681	-	(681)	-

Net loss for the year ended December 31, 1997	-	-	-	-	-

Balance, December 31, 1998	681,110	681	-	(681)	-

Common stock issued for cash	1,825,980	1,826	1,832	-	3,658
Net loss for the year ended December 31, 1998	-	-	-	(1,628)	(1,628)

Balance, December 31, 1999	2,507,090	2,507	1,832	(2,309)	2,030

Common stock issued for cash	144,250	144	3,231	-	3,375
Net loss for the year ended December 31, 1999	-	-	-	(4,898)	(4,898)

Balance, December 31, 2000	2,651,340	2,651	5,063	(7,207)	507

Common stock issued for cash	295,000	295	2,495	-	2,790
Net loss for the year ended December 31, 2000	-	-	-	(3,297)	(3,297)

Balance, December 31, 2001	2,946,340	2,946	7,558	(10,504)	-

Common stock issued for cash	2,153,400	2,154	1,326	-	3,480
Net loss for the year ended December 31, 2001	-	-	-	(3,740)	(3,740)

Balance, December 31, 2002	5,099,740	5,100	8,884	(14,244)	(260)

Common stock issued for cash	6,000	6	2,994	-	3,000

Net loss for the year ended December 31, 2002	-	-	-	(640)	(640)

Balance, December 31, 2003	5,105,740	5,106	11,878	(14,884)	2,100

Net loss for the year ended December 31, 2003	-	-	-	(6,500)	(6,500)

Balance, December 31, 2004	5,105,740	5,106	11,878	(21,384)	(4,400)

Net loss for the period	-	-	-	(6,500)	(6,500)

Balance, December 31, 2005	5,105,740	$5,106	$11,878	$(27,884)	$(10,900)

Net loss for the period	-	-	-	(3,880)	(3,880)

Balance, December 31, 2006	5,105,740	$5,106	$11,878	$(31,764)	$(14,780)

Net loss for the period	-	-	-	(15,335)	(15,335)

Balance, December 31, 2007	5,105,740	$5,106	$11,878	$(47,099)	$(30,115)

Net loss for the period	-	-	-	(5,308)	(5,308)

Balance, September 30, 2008	5,105,740	$5,106	$11,878	$(52,407)	$(35,423)

The accompanying notes are an integral part of these financial statements.

Tranquility, Inc.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
			Cumulative from
	Nine Months Ended		August 20, 1997
	September 30,	September 30,	(inception) to
	2008	2007	September 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(500)	$(7,000)	$(52,407)
Adjustment to reconcile net loss to net cash used in operations:
Common stock issued for services	-	-	-
Change in operating liabilities and assets:
Accrued liabilities	(926)	-	500

Net cash used in operating activities	(1,426)	(7,000)	(51,907)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase to payable to stockholder	1,426	7,000	34,923
Issuance of common stock	-	-	16,984
Net cash provided by financing activities	1,426	7,000	51,907

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by investing activities	-	-	-

Increase in cash and cash equivalents	-	-	-

Cash and cash equivalents, beginning of period		-	-
Cash and cash equivalents, end of period	-	-	-

Supplemental disclosures of cash flow information:
Cash paid for interest	-	-

Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

TRANQUILITY, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FROM INCEPTION (August 20, 1997) THROUGH September 30, 2008

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

The accompanying unaudited interim financial statements have been prepared in accordance with Form 10-Q instructions and, in the opinion of management, include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2008 and the results of operations for the nine months ended September 30, 2008, 2007 and the period inception (June 4, 1999 through September 30, 2008).  The results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's financial statements and notes for the year ended December 31, 2007, as filed on Form 10-KSB.

Certain information and footnote disclosures normally included in the financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying unaudited interim financial statements be read in conjunction with the financial statements and notes thereto contained in the Company's 2007 Annual Report on Form 10-KSB. Our results for the nine months ended September 30, 2008 may not be indicative of our results for the twelve months ended December 31, 2008.

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

NOTE 4 RELATED PARTY TRANSACTIONS

A shareholder of the Company has paid expenses on behalf of the Company in exchange for a payable bearing no interest and due on demand. Total amount of expenses paid during the nine months ended September 30, 2008 was $10,143.  The balance payable to the shareholder at September 30, 2008 and December 31, 2007 were $34,926 and $24,780, respectively.

ITEM 2.

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Liquidity and Capital Resources

As of September 30, 2008, the Company’s balance sheet reflects total current assets of $nil and total current liabilities of $35,423.  The Company has cash on hand of $nil and a deficit accumulated in the development stage of $52,407.  The Company does not have sufficient assets or capital resources to pay its on-going expenses while it is seeking out business opportunities, and it has no current plans to raise additional capital through the sale of securities.  As a result, although the Company has no agreement in place with its shareholders or other persons to pay expenses on its behalf, it is anticipated that the Company will continue to rely on its majority shareholders to pay expenses on its behalf at least until it is able to consummate a business transaction.  The majority shareholders are under no obligation to pay such expenses.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

TRANQUILITY, INC.

By:  /S/ Dominick Pope

Dominick Pope, Chief Executive Officer

Date:  November 12, 2008

By:  /S/ Dominick Pope

Dominick Pope, Chief Financial Officer

Date:  November 12, 2008