Form 10-K
period 2008-12-31
TRANQUILITY INC
filed 2009-02-10
CIK 1111468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act [ ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act [  ] Yes [ X ] No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not  contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     [ X ] Yes   [ ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of the last business day of the registrant’s most recently completed second fiscal quarter. $0.00

As of December 31, 2008, the Company had 5,105,740 shares issued and outstanding.

PART I

ITEM 1.

BUSINESS

Background

Tranquility, Inc. (hereinafter referred to as “we,” “us,” “our,” “Tranquility,” or the “Company”) was incorporated under the laws of the State of Delaware on August 20, 1997. To date, the Company's only activities have been organizational ones, directed at developing its business plan and raising its initial capital. The Company has not commenced any commercial operations. The Company has no full-time employees and owns no real estate.

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

Reports to Security Holders

We are subject to the reporting requirements of the Exchange Act and the rules and regulations promulgated thereunder, and, accordingly file reports, information statements or other information with the Securities and Exchange Commission, including quarterly reports on Form 10-QSB and Form 10-Q, annual reports on Form 10-KSB and Form 10-K, reports of current events on Form 8-K, and proxy or information statements with respect to shareholder meetings.  The public may read and copy any materials we file with the Securities and Exchange Commission at its Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Securities and Exchange Commission at http://www.sec.gov.

ITEM 2.

PROPERTIES

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

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year which ended December 31, 2008.

PART II

ITEM 5.

MARKET FOR  REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

No public trading market exists for the Company's securities. As of December 31, 2008, there are approximately 32 holders of record of the Company's common stock. No dividends have been paid to date and the Company's Board of Directors does not anticipate paying dividends in the foreseeable future.

ITEM 6.

SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS REPORT, INCLUDING STATEMENTS IN THE FOLLOWING DISCUSSION, ARE WHAT ARE KNOWN AS "FORWARD LOOKING STATEMENTS", WHICH ARE BASICALLY STATEMENTS ABOUT THE FUTURE. FOR THAT REASON, THESE STATEMENTS INVOLVE RISK AND UNCERTAINTY SINCE NO ONE CAN ACCURATELY PREDICT THE FUTURE. WORDS SUCH AS "PLANS," "INTENDS," "WILL," "HOPES," "SEEKS," "ANTICIPATES," "EXPECTS "AND THE LIKE OFTEN IDENTIFY SUCH FORWARD LOOKING STATEMENTS, BUT ARE NOT THE ONLY INDICATION THAT A STATEMENT IS A FORWARD LOOKING STATEMENT. SUCH FORWARD LOOKING STATEMENTS INCLUDE STATEMENTS CONCERNING OUR PLANS AND OBJECTIVES WITH RESPECT TO THE PRESENT AND FUTURE OPERATIONS OF THE COMPANY, AND STATEMENTS WHICH EXPRESS OR IMPLY THAT SUCH PRESENT AND FUTURE OPERATIONS WILL OR MAY PRODUCE REVENUES, INCOME OR PROFITS. NUMEROUS FACTORS AND FUTURE EVENTS COULD CAUSE THE COMPANY TO CHANGE SUCH PLANS AND OBJECTIVES OR FAIL TO SUCCESSFULLY IMPLEMENT SUCH PLANS OR ACHIEVE SUCH OBJECTIVES, OR CAUSE SUCH PRESENT AND FUTURE OPERATIONS TO FAIL TO PRODUCE REVENUES, INCOME OR PROFITS. THEREFORE, THE READER IS ADVISED THAT THE FOLLOWING DISCUSSION SHOULD BE CONSIDERED IN LIGHT OF THE DISCUSSION OF RISKS AND OTHER FACTORS CONTAINED IN THIS REPORT ON FORM 10-K AND IN THE COMPANY'S OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. NO STATEMENTS CONTAINED IN THE FOLLOWING DISCUSSION SHOULD BE CONSTRUED AS A GUARANTEE OR ASSURANCE OF FUTURE PERFORMANCE OR FUTURE RESULTS.

Plan of Operation

Tranquility, Inc. was incorporated under the laws of the State of Delaware on August 20, 1997. To date, the Company's only activities have been organizational ones, directed at developing its business plan and raising its initial capital. The Company has not commenced any commercial operations. The Company has no full-time employees and owns no real estate.

For the fiscal year ending December 31, 2009, the Company expects to continue its efforts to locate a suitable business acquisition candidate and thereafter to complete a business acquisition transaction.  The Company anticipates incurring a loss for the fiscal year as a result of expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates. The Company does not expect to generate revenues until it completes a business acquisition, and, depending upon the performance of the acquired business, it may also continue to operate at a loss after completion of a business combination.

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

Liquidity and Capital Resources

As of December 31, 2008, the Company remains in the development stage.  As of December 31, 2008, the Company’s balance sheet reflects total assets of $nil, and total current liabilities of $40,831.  The Company has cash on hand of $nil and a deficit accumulated in the development stage of $57,815

The Company does not have sufficient assets or capital resources to pay its on-going expenses while it is seeking out business opportunities, and it has no current plans to raise additional capital through sale of securities.  As a result, although the Company has no agreement in place with its shareholders or other persons to pay expenses on its behalf, it is anticipated that the Company will continue to rely on its majority shareholders to pay expenses on its behalf at least until it is able to consummate a business transaction.  The majority shareholders are under no obligation to pay such expenses.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company required by Article 8 of Regulation S-X are attached to this report.

TRANQUILITY, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2008

INDEX

Page
Report of Independent Registered Public Accounting Firm	12
Balance sheets	13
Statements of operations	14
Statements of stockholder’s (deficit)/ equity	15-16
Statements of cash flows	17
Notes to financial statements	18-22

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Tranquility, Inc.

We have audited the accompanying balance sheet of Tranquility, Inc. (a development stage enterprise)(the “Company”) as of December 31, 2008 and 2007 and related statements of operations, stockholders’ deficit, and cash flows for the years ended December 31, 2008 and 2007 and the period August 20, 1997 (inception) thru December 31, 2008. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements as of December 31, 2006 and for the year ended December 31, 2006 were audited by other auditors whose report dated March 19, 2007 expressed an unqualified opinion on those statements.  Our opinion on the statements of operations, cash flows and stockholders' deficit for the period since August 20, 1997 (Date of Inception) to December 31, 2008 insofar as it relates to amounts for the prior periods through December 31, 2006 is based on the report of the other auditors

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tranquility, Inc. (a Delaware corporation) as of December 31, 2008 and 2007 and the results of its operations and its cash flows for the years ended December 31, 2008 and 2007 and for the period August 20, 1997 (inception) thru December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Lake & Associates CPA’s LLC

Lake & Associates, CPA’s LLC

Schaumburg, Illinois

January 30, 2009

1905 Wright Blvd.

Schaumburg IL 60193

847-524-0800

Fax 847-524-1655

TRANQUILITY, INC.
(A DEVELOPMENT STAGE COMPANY)
FISCAL YEAR ENDED DECEMBER 31, 2008
BALANCE SHEET

		December 31,		December 31,
		2008		2007
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$	---	$	---

Total current assets		---		---

PROPERTY AND EQUIPMENT, net of accumulated depreciation of

TOTAL ASSETS		---		---

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accrued liabilities		3,000		5,335
Payable to stockholder		37,831		24,780

TOTAL CURRENT LIABILITIES		40,831		30,115

COMMITMENTS AND CONTINGENCIES		---		---

STOCKHOLDERS' DEFICIT
Preferred stock: par value $.01; 5,000,000 shares authorized;
no shares issued and outstanding		---		---
Common stock: par value $.001; 25,000,000 shares authorized;
5,105,740 shares issued and outstanding		5,106		5,106
Additional paid-in capital		11,878		11,878
Deficit accumulated during the development stage		(57,815)		(47,099)

TOTAL STOCKHOLDERS' DEFICIT		(40,831)		(30,115)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$	---	$	---

See Accompanying Notes to Financial Statements

TRANQUILITY, INC.
(A DEVELOPMENT STAGE COMPANY)
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
STATEMENT OF OPERATIONS
			Cumulative from
	For the Year Ended		August 20, 1997
	December 31,	December 31,	(inception) to
	2008	2007	December 31, 2008

REVENUES
Sales Revenues	$--	$--	$--
Cost of sales	--	--	--

Gross profit	--	--	--

OPERATING EXPENSES
General and administrative expenses	10,716	15,335	57,815

Total operating expenses	10,716	15,335	57,815

LOSS FROM OPERATIONS	(10,716)	(15,335)	(57,815)

OTHER INCOME
Interest income	--	--	--

Total other income	--	--	--

NET LOSS BEFORE INCOME TAX	(10,716)	(15,335)	(57,815)

PROVISION FOR INCOME TAXES	--	--	--

NET LOSS	$(10,716)	$(15,335)	$(57,815)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC AND DILUTED	$5,105,740	$5,105,740

See Accompanying Notes to Financial Statements

TRANQUILITY, INC.
(A DEVELOPMENT STAGE COMPANY)
FISCAL YEAR ENDED DECEMBER 31, 2008
STATEMENT OF SHAREHOLDERS’ EQUITY

				Deficit
				accumulated	Total
	Common stock		Additional	during the	stockholders'
	$.001 Par Value		paid-in	development	equity
	Shares	Amount	capital	stage	(deficit)

Balance at inception (August 20, 1997)	-	$-	$-	$-	$-

Issuance of shares for services rendered	681,110	681	-	-	681
				(681)	(681)
Net loss for the period	-	-	-	-	-
Balance, December 31, 1997	681,110	681	-	(681)	-

Net loss for the year ended December 31, 1997	-	-	-	-	-

Balance, December 31, 1998	681,110	681	-	(681)	-

Common stock issued for cash	1,825,980	1,826	1,832	-	3,658
Net loss for the year ended December 31, 1998	-	-	-	(1,628)	(1,628)

Balance, December 31, 1999	2,507,090	2,507	1,832	(2,309)	2,030

Common stock issued for cash	144,250	144	3,231	-	3,375
Net loss for the year ended December 31, 1999	-	-	-	(4,898)	(4,898)

Balance, December 31, 2000	2,651,340	2,651	5,063	(7,207)	507

Common stock issued for cash	295,000	295	2,495	-	2,790
Net loss for the year ended December 31, 2000	-	-	-	(3,297)	(3,297)

Balance, December 31, 2001	2,946,340	2,946	7,558	(10,504)	-

Common stock issued for cash	2,153,400	2,154	1,326	-	3,480
Net loss for the year ended December 31, 2001	-	-	-	(3,740)	(3,740)

Balance, December 31, 2002	5,099,740	5,100	8,884	(14,244)	(260)

Common stock issued for cash	6,000	6	2,994	-	3,000
Net loss for the year ended December 31, 2002	-	-	-	(640)	(640)

Balance, December 31, 2003	5,105,740	5,106	11,878	(14,884)	2,100

Net loss for the year ended December 31, 2003	-	-	-	(6,500)	(6,500)

Balance, December 31, 2004	5,105,740	5,106	11,878	(21,384)	(4,400)

Net loss for the period	-	-	-	(6,500)	(6,500)

Balance, December 31, 2005	5,105,740	$5,106	$11,878	$(27,884)	$(10,900)

Net loss for the period	-	-	-	(3,880)	(3,880)

Balance, December 31, 2006	5,105,740	$5,106	$11,878	$(31,764)	$(14,780)

Net loss for the period	-	-	-	(15,335)	(15,335)

Balance, December 31, 2007	5,105,740	$5,106	$11,878	$(47,099)	$(30,115)

Net loss for the period	-	-	-	(10,716)	(10,716)

Balance, December 31, 2008	5,105,740	$5,106	$11,878	$(57,815)	$(40,831)

See Accompanying Notes to Financial Statements

TRANQUILITY, INC.
(A DEVELOPMENT STAGE COMPANY)
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
STATEMENT OF CASH FLOWS
			Cumulative from
			August 20, 1997
	For the Year Ended		(inception) to
	December 31,	December 31,	December 31,
	2008	2007	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,716)	$(15,335)	$(57,815)
Adjustment to reconcile net loss to net cash used in operations:
Common stock issued for services	--	--	--
Change in operating liabilities and assets:
Accrued liabilities	(2,335)	5,335	3,000

Net cash used in operating activities	(13,051)	(10,000)	(54,815)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in payable to stockholder	13,051	10,000	37,831
Issuance of common stock	--	--	16,984

Net cash provided by financing activities	13,051	10,000	54,815

Increase in cash and cash equivalents			--
Cash and cash equivalents, beginning of period	--	--	--
Cash and cash equivalents, end of period	--	--	--

Supplemental disclosures of cash flow information:
Cash paid for interest	--	--

Cash paid for income taxes	$--	$--

See Accompanying Notes to Financial Statements

TRANQUILITY, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FROM INCEPTION (August 20, 1997) THROUGH DECEMBER 31, 2008

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

Income Taxes

The Company accounts for income taxes under the Financial Accounting Standards Board (FASB) Statement No. 109, "Accounting for Income Taxes" "Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the period ended December 31, 2008.

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

Basic Loss Per Common Share

Basic loss per common share has been calculated based on the weighted average number of shares outstanding during the period after giving retroactive effect to stock splits. There are no dilutive securities at December 31, 2008 for purposes of computing fully diluted earnings per share.

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

Impact of New Accounting Standards

In December 2007, the Financial Accounting Standards Board ("FASB") issued two new statements: (a.) SFAS No. 141(revised 2007), “Business Combinations”, and (b.) No. 160, “Noncontrolling Interests in Consolidated Financial Statements”.  These statements are effective for fiscal years beginning after December 15, 2008 and the application of these standards will improve, simplify and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements.  The Company is in the process of evaluating the impact, if any, on

SFAS 141 (R) and SFAS 160 and does not anticipate that the adoption of these standards will have any impact on its financial statements.

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

In February 2008, the FASB issued Financial Staff Positions (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), which delays the effective date of SFAS No. 157, “Fair Value Measurement” (“SFAS 157”), for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. FSP FAS 157-2 partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. FSP FAS 157-2 is effective for us beginning January 1, 2009. The Company is currently evaluating the potential impact of the adoption of those provisions of SFAS 157, for which the effectiveness was delayed by FSP SFAS 157-2, on the Company’s financial position and results of operations.

In March 2008, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 161, "Disclosures about Derivative Instruments and Hedging Activities", an amendment of FASB Statement No. 133 ("SFAS No. 161"). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not believe that SFAS No. 161 will have a material impact on its consolidated financial statements. In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS No. 161"). SFAS No. 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations.

In May 2008, the FASB released SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”   SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that presented in conformity with generally accepted accounting principles in the United States of America. SFAS No. 162 will be effective 60 days following the SEC’s approval of the PCAOB amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”.  The FASB has stated that it does not expect SFAS No. 162 will result in a change in current practice. The Company does not believe the application of SFAS 162 will have a significant impact, if any, on the Company’s financial statements.

May 2008, the FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts--an interpretation of FASB Statement No. 60" ("SFAS No. 163"). SFAS No. 163 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement. SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009. The Company is currently evaluating the impact of SFAS No. 163 on its financial statements but does not expect it to have an effect on the Company's financial position, results of operations or cash flows.

In May 2008, the FASB issued FSP APB 14-1, "Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1"). FSP APB 14-1 applies to convertible debt securities that, upon conversion, may be settled by the issuer fully or partially in cash. FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years after December 15, 2008, and must be applied on a retrospective basis. Early adoption is not permitted. The Company is assessing the potential impact of this FSP on the convertible debt issuances.

In June 2008, the FASB issued FASB Staff Position ("FSP") EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, Earnings per Share. Under the guidance of FSP EITF 03-6-1, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings-per-share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and all prior-period earnings per share data presented shall be adjusted retrospectively. Early application is not permitted. The Company is assessing the potential impact of this FSP on the earnings per share calculation.

In June 2008, the FASB ratified EITF No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity's Own Stock" ("EITF 07-5"). EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early application is not permitted. The Company is assessing the potential impact of this EITF 07-5 on the financial condition and results of operations.

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

There is no provision for income taxes due to continuing losses. At December 31, 2008, the Company has net operating loss carryforwards for tax purposes of approximately $57,800, which expire through 2028. The Company has recorded a valuation allowance that fully offsets deferred tax assets arising from net operating loss carryforwards because the likelihood of the realization of the benefit cannot be established. The Internal Revenue Code contains provisions that may limit the net operating loss carryforwards available if significant changes in stockholder ownership of the Company occur.

NOTE 5 RELATED PARTY TRANSACTIONS

A shareholder of the Company has paid expenses on behalf of the Company in exchange for a payable bearing no interest and due on demand. Amounts payable to the shareholder at December 31, 2008 and 2007 were $37,831 and $24,780, respectively.

The Company does not lease or rent any property.  Office space and services are provided without charge by a shareholder.  Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein.  The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities.  If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests.  The Company has not formulated a policy for the resolution of such conflicts.

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

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING  AND FINANCIAL DISCLOSURE

As reported on Form 8-K/A filed with the SEC on February 6, 2008, the Company changed its auditors.  There have been no disagreements with our accountants on accounting and financial disclosure.

ITEM 9A(T).

CONTROLS AND PROCEDURES

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

Internal Control Over Financial Reporting

The management of the Company is responsible for the preparation of the financial statements and related financial information appearing in this Annual Report on Form 10-K. The financial statements and notes have been prepared in conformity with accounting principles generally accepted in the United States of America. The management of the Company also is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. A company's internal control over financial reporting is defined as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

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

With the participation of the chief executive officer and chief financial officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2008 based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that, as of December 31, 2008, the Company's internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this Annual Report on Form 10-K.

There were no changes in the Company's internal control over financial reporting that occurred during the last fiscal quarter, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

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

Directorships

In addition to serving as a director of the Company, Jose Acevedo serves as a director of Merci, Inc., and Our Glass, Inc.

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

ITEM 11.

EXECUTIVE COMPENSATION

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

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND  MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of December 31, 2008, the ownership of each person known by the Company to be a beneficial owner of 5% or more of its common stock. Except as otherwise noted, each person listed below is a sole beneficial owner of the shares and has sole investment and voting power as to such shares.  No person listed below has any options, warrants or other right to acquire additional securities of the Registrant except as may be otherwise noted.

Name and Address	Number of Shares Owned Beneficially	Percent of Class Owned

Mid-Continental Securities Corp. P.O. Box 110310 Naples, Florida 34108-0106	2,031,990	39.79%
Glenn Little 211 West Wall Midland, TX 79701	1,000,000	19.59%
Equity Investors P.O. Box 110310 Naples, FL 34108-0106	1,500,000	29.38%

Security Ownership of Management

The following table sets forth, as of December 31, 2008, the ownership of each executive officer and director of the Company, and of all executive officers and directors of the Company as a group. Except as otherwise noted, each person listed below is a sole beneficial owner of the shares and has sole investment and voting power as to such shares.  No person listed below has any options, warrants or other right to acquire additional securities of the Company except as may be otherwise noted.

Name and Address	Number of Shares Owned Beneficially	Percent of Class Owned
Dominick Pope (1) P.O. Box 110310 Naples, Florida 34108-0106	110,000	2.15%
Jose Acevedo (1) 312 East 206th Street Apt. H Bronx, NY 10467	0	0%
All Officers and Directors (2 in number)	110,000	2.15%

 (1) The person listed is an officer, a director, or both, of the Company.

ITEM 13.

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

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

(1)

The aggregate fees billed by Lake and Associates CPAs LLC for the audit of the Company's annual financial statements was $5,000 for the fiscal year ended December 31, 2008. The aggregate fees billed by Lake and Associates CPAs LLC for the audit of the Company's annual financial statements was $5,000 for the fiscal year ended December 31, 2007.

Audit Related Fees

(2)

Lake and Associates CPAs LLC did not bill the Company any amounts for assurance and related services that were related to its audit or review of the Company’s financial statements during the fiscal years ended 2008 and 2007.

Tax Fees

(3)

The aggregate fees billed by Lake and Associates CPAs LLC for tax compliance, advice and planning were $0.00 for the fiscal year ended December 31, 2008 and $0.00 for the fiscal year ended December 31, 2007.

All Other Fees

 (4)

Lake and Associates CPAs LLC did not bill the Company for any products and services other than the foregoing during the fiscal years ended 2008 and 2007.

Audit Committee=s Pre-approval Policies and Procedures

(5)

Tranquility, Inc., a blind pool reporting company which is not yet publicly traded, does not have an audit committee per se. The current board of directors functions as the audit committee.

PART IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES

3.1

Articles of Incorporation incorporated by reference to the filing on Form 10-SB dated July 5, 2005.

3.2

Bylaws incorporated by reference to the filing on Form 10-SB dated July 5, 2005

31.1

Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2

Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANQUILITY, INC.

By:  /S/ Dominick Pope

Dominick Pope, Chief Executive Officer

Date: February 10, 2009

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:  /S/ Dominick Pope

Dominick Pope, Chief Executive Officer

Date: February 10, 2009

By:  /S/ Dominick Pope

Dominick Pope, Chief Financial Officer

Date: February 10, 2009

By:  /S/ Dominick Pope

Dominick Pope, Principal Accounting Officer

Date: February 10, 2009

By:  /S/ Dominick Pope

Dominick Pope, Director

Date: February 10, 2009

By:  /S/ Jose Acevedo

Jose Acevedo, Director

Date: February 10, 2009