Form 10-Q
period 2009-03-31
TRANQUILITY INC
filed 2009-05-11
CIK 1111468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [ X ] Yes   [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Not Applicable.

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

As of May 1, 2009 the Issuer had 5,105,740 shares of common stock issued and outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

The financial statements of Tranquility, Inc. (the "Company"), a Delaware corporation, included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company in the Company's Form 10-K for the fiscal year ended December 31, 2008.

TRANQUILITY, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

PERIOD ENDED MARCH 31, 2009

INDEX TO FINANCIAL STATEMENTS:	Page

Balance Sheet	3

Statements of Operations	4

Statements of Stockholders’ Equity (Deficit)	5 - 6

Statements of Cash Flows	7

Notes to Unaudited Financial Statements	8 - 9

Tranquility, Inc.
(A Development Stage Company)
BALANCE SHEET

		Unaudited		Audited
		March 31,		December 31,
		2009		2008
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$	---	$	---

Total current assets		---		---

PROPERTY AND EQUIPMENT, net of accumulated depreciation

TOTAL ASSETS		---		---

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accrued liabilities		500		3,000
Payable to stockholder		42,216		37,831

TOTAL CURRENT LIABILITIES		42,716		40,831

COMMITMENTS AND CONTINGENCIES		---		---

STOCKHOLDERS' DEFICIT
Preferred stock: par value $.01; 5,000,000 shares authorized;
no shares issued and outstanding		---		---
Common stock: par value $.001; 25,000,000 shares authorized;
5,105,740 shares issued and outstanding		5,106		5,106
Additional paid-in capital		11,878		11,878
Deficit accumulated during the development stage		(59,700)		(57,815)

TOTAL STOCKHOLDERS' DEFICIT		(42,716)		(40,831)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$	---	$	---

The accompanying notes are an integral part of these financial statements.

Tranquility, Inc.
(A Development Stage Company)
STATEMENT OF OPERATIONS

			Cumulative from
	For the Three Months Ended		August 20, 1997
	March 31,	March 31,	(inception) to
	2009	2008	March 31, 2009

REVENUES
Sales Revenues	$--	$--	$--
Cost of sales	--	--	--

Gross profit	--	--	--

OPERATING EXPENSES
General and administrative expenses	1,885	3,382	59,700

Total operating expenses	1,885	3,382	59,700

LOSS FROM OPERATIONS	(1,885)	(3,382)	(59,700)

OTHER INCOME
Interest income	--	--	--

Total other income	--	--	--

NET LOSS BEFORE INCOME TAX	(1,885)	(3,382)	(59,700)

PROVISION FOR INCOME TAXES	--	--	--

NET LOSS	$(1,885)	$(3,382)	$(59,700)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC AND DILUTED	$5,105,740	$5,105,740

The accompanying notes are an integral part of these financial statements.

Tranquility, Inc.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY

				Deficit
				accumulated	Total
	Common stock		Additional	during the	stockholders'
	$.001 Par Value		paid-in	development	equity
	Shares	Amount	capital	stage	(deficit)

Balance at inception (August 20, 1997)	-	$-	$-	$-	$-

Issuance of shares for services rendered	681,110	681	-	-	681
				(681)	(681)
Net loss for the period	-	-	-	-	-
Balance, December 31, 1997	681,110	681	-	(681)	-

Net loss for the year ended December 31, 1997	-	-	-	-	-

Balance, December 31, 1998	681,110	681	-	(681)	-

Common stock issued for cash	1,825,980	1,826	1,832	-	3,658
Net loss for the year ended December 31, 1998	-	-	-	(1,628)	(1,628)

Balance, December 31, 1999	2,507,090	2,507	1,832	(2,309)	2,030

Common stock issued for cash	144,250	144	3,231	-	3,375
Net loss for the year ended December 31, 1999	-	-	-	(4,898)	(4,898)

Balance, December 31, 2000	2,651,340	2,651	5,063	(7,207)	507

Common stock issued for cash	295,000	295	2,495	-	2,790
Net loss for the year ended December 31, 2000	-	-	-	(3,297)	(3,297)

Balance, December 31, 2001	2,946,340	2,946	7,558	(10,504)	-

Common stock issued for cash	2,153,400	2,154	1,326	-	3,480
Net loss for the year ended December 31, 2001	-	-	-	(3,740)	(3,740)

Balance, December 31, 2002	5,099,740	5,100	8,884	(14,244)	(260)

Common stock issued for cash	6,000	6	2,994	-	3,000
Net loss for the year ended December 31, 2002	-	-	-	(640)	(640)

Balance, December 31, 2003	5,105,740	5,106	11,878	(14,884)	2,100

Net loss for the year ended December 31, 2003	-	-	-	(6,500)	(6,500)

Balance, December 31, 2004	5,105,740	5,106	11,878	(21,384)	(4,400)

Net loss for the period	-	-	-	(6,500)	(6,500)

Balance, December 31, 2005	5,105,740	$5,106	$11,878	$(27,884)	$(10,900)

Net loss for the period	-	-	-	(3,880)	(3,880)

Balance, December 31, 2006	5,105,740	$5,106	$11,878	$(31,764)	$(14,780)

Net loss for the period	-	-	-	(15,335)	(15,335)

Balance, December 31, 2007	5,105,740	$5,106	$11,878	$(47,099)	$(30,115)

Net loss for the period	-	-	-	(10,716)	(10,716)

Balance, December 31, 2008	5,105,740	$5,106	$11,878	$(57,815)	$(40,831)

Net loss for the period	-	-	-	(1,885)	(1,885)

Balance, March 31, 2009	5,105,740	$5,106	$11,878	$(59,700)	$(42,716)

The accompanying notes are an integral part of these financial statements.

Tranquility, Inc.
(A Development Stage Company)
STATEMENT OF CASH FLOWS

			Cumulative from
	For the Three Months Ended		August 20, 1997
	March 31,	March 31,	(inception) to
	2009	2008	March 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,885)	$(3,382)	$(59,700)
Adjustment to reconcile net loss to net cash used in operations:
Common stock issued for services	--	--	--
Change in operating liabilities and assets:
Accrued liabilities	(2,500)	(1,953)	500

Net cash used in operating activities	(4,385)	(5,335)	(59,200)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in payable to stockholder	4,385	5,335	42,216
Issuance of common stock	--	--	16,984

Net cash provided by financing activities	4,385	5,335	59,200

Increase in cash and cash equivalents			--
Cash and cash equivalents, beginning of period	--	--	--
Cash and cash equivalents, end of period	--	--	--

Supplemental disclosures of cash flow information:
Cash paid for interest	--	--

Cash paid for income taxes	$--	$--

The accompanying notes are an integral part of these financial statements.

TRANQUILITY, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FROM INCEPTION (August 20, 1997) THROUGH March 31, 2009

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

The accompanying unaudited interim financial statements have been prepared in accordance with Form 10-Q instructions and, in the opinion of management, include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2009 and the results of operations for the three months ended March 31, 2009, 2008 and the period from inception (August 20, 1997) through March 31, 2009.  The results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's financial statements and notes for the year ended December 31, 2008, as filed on Form 10-K.

Certain information and footnote disclosures normally included in the financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying unaudited interim financial statements be read in conjunction with the financial statements and notes thereto contained in the Company's 2008 Annual Report on Form 10-K. Our results for the three months ended March 31, 2009 may not be indicative of our results for the twelve months ended December 31, 2009.

New Accounting Pronouncements

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active” (FSP 157-3), which clarifies the application of SFAS 157 when the market for a financial asset is inactive. Specifically, FSP 157-3 clarifies how (1) management’s internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. The Company adopted the provisions of FSP 157-3, which did not impact the Company’s financial position or results of operations.

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (“FSP FAS 140-4

and FIN 46(R)-8”). FSP FAS 140-4 and FIN 46(R)-8 amends FAS 140 and FIN 46(R) to require additional disclosures regarding transfers of financial assets and interest in variable interest entities. FSP FAS 140-4 and FIN 46(R)-8 is effective for interim or annual reporting periods ending after December 15, 2008. FSP FAS 140-4 and FIN 46(R)-8 did not have any impact on the Company's financial statements.

In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20, and EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets”. FSP EITF 99-20-1 changes the impairment model included within EITF 99-20 to be more consistent with the impairment model of SFAS 115. FSP EITF 99-20-1 achieves this by amending the impairment model in EITF 99-20 to remove its exclusive reliance on “market participant” estimates of future cash flows used in determining fair value. Changing the cash flows used to analyze other-than-temporary impairment from the “market participant” view to a holder’s estimate of whether there has been a “probable” adverse change in estimated cash flows allows companies to apply reasonable judgment in assessing whether an other-than-temporary impairment has occurred. The adoption of FSP EITF 99-20-1, which is effective for annual reporting periods ending after December 15, 2008, did not have a material impact on our financial statements.

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

NOTE 4 RELATED PARTY TRANSACTIONS

A shareholder of the Company has paid expenses on behalf of the Company in exchange for a payable bearing no interest and due on demand. Total amount of expenses paid during the three months ended March 31, 2009 was $4,385. The balance payable to the shareholder at March 31, 2009 and December 31, 2008 were $42,216 and $37,831, respectively.

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

For the fiscal year ending December 31, 2009, the Company expects to continue with its efforts to locate a suitable business acquisition candidate and thereafter to complete a business acquisition transaction. The Company does not expect to generate revenues until it completes a business acquisition, and, depending upon the performance of the acquired business, it may also continue to operate at a loss after completion of a business combination.  During the next twelve (12) months, the Company will require additional capital in order to pay the costs associated with carrying out its plan of operations and the costs of compliance with its continuing reporting obligations under the Securities Exchange Act of 1934 as amended.  This additional capital will be required whether or not the Company is able to complete a business combination transaction during the current fiscal year.  Furthermore, once a business combination is completed, the Company’s needs for additional financing are likely to increase substantially.

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

Liquidity and Capital Resources

As of March 31, 2009, the Company’s balance sheet reflects total current assets of $nil and total current liabilities of $42,716.  The Company has cash on hand of $nil and a deficit accumulated in the development stage of $59,700.  The Company does not have sufficient assets or capital resources to pay its on-going expenses while it is seeking out business opportunities, and it has no current plans to raise additional capital through the sale of securities.  As a result, although the Company has no agreement in place with its shareholders or other persons to pay expenses on its behalf, it is anticipated that the Company will continue to rely on its majority shareholders to pay expenses on its behalf at least until it is able to consummate a business transaction.  The majority shareholders are under no obligation to pay such expenses.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended March 31, 2009, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

TRANQUILITY, INC.

By:  /S/ Dominick Pope

Dominick Pope, Chief Executive Officer

Date:  May 11, 2009

By:  /S/ Dominick Pope

Dominick Pope, Chief Financial Officer

Date:   May 11, 2009