Form 10-Q
period 2009-06-30
TRANQUILITY INC
filed 2009-08-10
CIK 1111468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).[X]Yes [ ] No

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

PERIOD ENDED JUNE 30, 2009

INDEX TO FINANCIAL STATEMENTS:	Page

Balance Sheet	3

Statements of Operations	4

Statements of Stockholders’ Equity (Deficit)	5 - 6

Statements of Cash Flows	7

Notes to Unaudited Financial Statements	8 - 9

Tranquility, Inc.
(A Development Stage Company)
BALANCE SHEET
As of June 30, 2009 and December 31, 2008

		Unaudited		Audited
		June 30,		December 31,
		2009		2008
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$	---	$	---

Total current assets		---		---

PROPERTY AND EQUIPMENT, net of accumulated depreciation

TOTAL ASSETS		---		---

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accrued liabilities		2,306		3,000
Payable to stockholder		42,716		37,831

TOTAL CURRENT LIABILITIES		45,022		40,831

COMMITMENTS AND CONTINGENCIES		---		---

STOCKHOLDERS' DEFICIT
Preferred stock: par value $.01; 5,000,000 shares authorized;
no shares issued and outstanding		---		---
Common stock: par value $.001; 25,000,000 shares authorized;
5,105,740 shares issued and outstanding		5,106		5,106
Additional paid-in capital		11,878		11,878
Deficit accumulated during the development stage		(62,006)		(57,815)

TOTAL STOCKHOLDERS' DEFICIT		(45,022)		(40,831)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$	---	$	---

The accompanying notes are an integral part of these financial statements.

Tranquility, Inc.
(A Development Stage Company)
STATEMENT OF OPERATIONS
For the Three and Six Months ended June, 2009 and 2008 and from August 20, 1997 (Date of Inception) June 30, 2009

					Cumulative from
	Three Months Ended		For the Six Months Ended		August 20, 1997
	June 30,	June 30,	June 30,	June 30,	(inception) to
	2009	2008	2009	2008	June 30, 2009

REVENUES
Sales Revenues	$ -	$ -	$ -	$ -	$ -
Cost of sales	-	-	-	-	-

Gross profit	-	-	-	-	-

OPERATING EXPENSES
General and administrative expenses	2,306	1,426	4,191	4,808	62,006

Total operating expenses	2,306	1,426	4,191	4,808	62,006

LOSS FROM OPERATIONS	(2,306)	(1,426)	(4,191)	(4,808)	(62,006)

OTHER INCOME
Interest income	-	-	-	-	-

Total other income	-	-	-	-	-

NET LOSS BEFORE INCOME TAX	(2,306)	(1,426)	(4,191)	(4,808)	(62,006)

PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	$ (2,306)	$ (1,426)	$ (4,191)	$ (4,808)	$ (62,006)

BASIC AND DILUTED NET LOSS PER SHARE	0.00	0.00	0.00	0.00

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC AND DILUTED	5,105,740	5,105,740	5,105,740	5,105,740

The accompanying notes are an integral part of these financial statements.

Tranquility, Inc.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY
From August 20, 1997 (Date of Inception) to June 30, 2009
				Deficit
				accumulated	Total
	Common stock		Additional	during the	stockholders'
	$.001 Par Value		paid-in	development	equity
	Shares	Amount	capital	stage	(deficit)

Balance at inception (August 20, 1997)	-	$-	$-	$-	$-

Issuance of shares for services rendered	681,110	681	-	-	681
				(681)	(681)
Net loss for the period	-	-	-	-	-
Balance, December 31, 1997	681,110	681	-	(681)	-

Net loss for the year ended December 31, 1997	-	-	-	-	-

Balance, December 31, 1998	681,110	681	-	(681)	-

Common stock issued for cash	1,825,980	1,826	1,832	-	3,658
Net loss for the year ended December 31, 1998	-	-	-	(1,628)	(1,628)

Balance, December 31, 1999	2,507,090	2,507	1,832	(2,309)	2,030

Common stock issued for cash	144,250	144	3,231	-	3,375
Net loss for the year ended December 31, 1999	-	-	-	(4,898)	(4,898)

Balance, December 31, 2000	2,651,340	2,651	5,063	(7,207)	507

Common stock issued for cash	295,000	295	2,495	-	2,790
Net loss for the year ended December 31, 2000	-	-	-	(3,297)	(3,297)

Balance, December 31, 2001	2,946,340	2,946	7,558	(10,504)	-

Common stock issued for cash	2,153,400	2,154	1,326	-	3,480
Net loss for the year ended December 31, 2001	-	-	-	(3,740)	(3,740)

Balance, December 31, 2002	5,099,740	5,100	8,884	(14,244)	(260)

Common stock issued for cash	6,000	6	2,994	-	3,000
Net loss for the year ended December 31, 2002	-	-	-	(640)	(640)

Balance, December 31, 2003	5,105,740	5,106	11,878	(14,884)	2,100

Net loss for the year ended December 31, 2003	-	-	-	(6,500)	(6,500)

Balance, December 31, 2004	5,105,740	5,106	11,878	(21,384)	(4,400)

Net loss for the period	-	-	-	(6,500)	(6,500)

Balance, December 31, 2005	5,105,740	$5,106	$11,878	$(27,884)	$(10,900)

Net loss for the period	-	-	-	(3,880)	(3,880)

Balance, December 31, 2006	5,105,740	$5,106	$11,878	$(31,764)	$(14,780)

Net loss for the period	-	-	-	(15,335)	(15,335)

Balance, December 31, 2007	5,105,740	$5,106	$11,878	$(47,099)	$(30,115)

Net loss for the period	-	-	-	(10,716)	(10,716)

Balance, December 31, 2008	5,105,740	$5,106	$11,878	$(57,815)	$(40,831)

Net loss for the period	-	-	-	(1,885)	(1,885)

Balance, March 31, 2009	5,105,740	$5,106	$11,878	$(59,700)	$(42,716)

Net loss for the period	-	-	-	(2,306)	(2,306)

Balance, June 30, 2009	5,105,740	$5,106	$11,878	$(62,006)	$(45,022)

The accompanying notes are an integral part of these financial statements.

Tranquility, Inc.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2009 and 2008 and from August 20, 1997 (Date of Inception) to June 30, 2009

			Cumulative from
	For the Six Months Ended		August 20, 1997
	June 30,	June 30,	(inception) to
	2009	2008	June 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (4,191)	$ (4,808)	$ (62,006)
Adjustment to reconcile net loss to net cash used in operations:
Common stock issued for services	-	-	-
Change in operating liabilities and assets:	-	-	-
Accrued liabilities	(694)	(3,909)	2,306

Net cash used in operating activities	(4,885)	(8,717)	(59,700)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in payable to stockholder	4,885	8,717	42,716
Issuance of common stock	-	-	16,984

Net cash provided by financing activities	4,885	8,717	59,700

Increase in cash and cash equivalents	-	-	-
Cash and cash equivalents, beginning of period	-	-	-
Cash and cash equivalents, end of period	$ -	$ -	$ -

Supplemental disclosures of cash flow information:
Cash paid for interest	-	-

Cash paid for income taxes	$--	$--

The accompanying notes are an integral part of these financial statements.

TRANQUILITY, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FROM INCEPTION (August 20, 1997) THROUGH June 30, 2009

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

The accompanying unaudited interim financial statements have been prepared in accordance with Form 10-Q instructions and, in the opinion of management, include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2009 and the results of operations for the six months ended June 30, 2009, 2008 and the period from inception (August 20, 1997 through June 30, 2009).  The results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's financial statements and notes for the year ended December 31, 2008, as filed on Form 10-K.

Certain information and footnote disclosures normally included in the financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying unaudited interim financial statements be read in conjunction with the financial statements and notes thereto contained in the Company's 2008 Annual Report on Form 10-K. Our results for the six months ended June 30, 2009 may not be indicative of our results for the twelve months ended December 31, 2009.

New Accounting Pronouncements

In May 2008, the FASB released SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States of America.  SFAS No. 162 will be effective 60 days following the SEC’s approval of the PCAOB amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  The Company does not believe SFAS No. 162 will have a significant impact on the Company’s financial statements.

In April 2009, the FASB issued FSP 107-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”), which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  FSP 107-1 also amends APB

Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting. FSP 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company is currently evaluating the potential impact of FSP 107-1 on its consolidated financial statement presentation and disclosures.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (SFAS No. 165). SFAS No. 165 establishes standards for accounting for and disclosing subsequent events (events which occur after the balance sheet date but before financial statements are issued or are available to be issued). SFAS No. 165 requires an entity to disclose the date subsequent events were evaluated and whether that evaluation took place on the date financial statements were issued or were available to be issued. This standard is effective for interim and annual periods ending after June 15, 2009. The adoption of SFAS No. 165 did not have a material impact on the Company’s financial condition or results of operations. For the quarterly period ended June 30, 2009, the Company has considered subsequent events through July 31, 2009, which is the date its consolidated condensed financial statements were filed with the Securities and Exchange Commission on Form 10-Q.

In June 2009, the FASB issued SFAS 167, “Amendments to FASB Interpretation No. 46(R)”, which changes the approach to determining the primary beneficiary of a variable interest entity (“VIE”) and requires companies to more frequently assess whether they must consolidate VIEs. This new standard is effective for us beginning on January 1, 2010. The Company is currently assessing the potential impacts, if any, on our consolidated condensed financial statements and disclosures.

Management does not believe that any other recently issued, but not yet effective, accounting standards or pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

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

NOTE 4 RELATED PARTY TRANSACTIONS

A shareholder of the Company has paid expenses on behalf of the Company in exchange for a payable bearing no interest and due on demand. Total amount of expenses paid during the six months ended June 30, 2009 was $4,885. The balance payable to the shareholder at June 30, 2009 and December 31, 2008 were $42,716 and $37,831, respectively.

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

Liquidity and Capital Resources

As of June 30, 2009, the Company’s balance sheet reflects total current assets of $nil and total current liabilities of $45,022.  The Company has cash on hand of $nil and a deficit accumulated in the development stage of $62,006.  The Company does not have sufficient assets or capital resources to pay its on-going expenses while it is seeking out business opportunities, and it has no current plans to raise additional capital through the sale of securities.  As a result, although the Company has no agreement in place with its shareholders or other persons to pay expenses on its behalf, it is anticipated that the Company will continue to rely on its majority shareholders to pay expenses on its behalf at least until it is able to consummate a business transaction.  The majority shareholders are under no obligation to pay such expenses.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4T.

CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean the company's controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms and that information required to be disclosed is accumulated and communicated to principal executive and principal financial officers to allow timely decisions regarding disclosure.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

TRANQUILITY, INC.

By:  /S/ Dominick Pope

Dominick Pope, Chief Executive Officer

Date:  August 10, 2009

By:  /S/ Dominick Pope

Dominick Pope, Chief Financial Officer

Date:   August 10, 2009