Form 10-K/A
period 2008-12-31
TRANQUILITY INC
filed 2009-08-13
CIK 1111468

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

EXPLANATORY NOTE:

Tranquility, Inc., a Delaware corporation, (hereinafter referred to as “we,” “us,” “our,” “Tranquility,” or the “Company”)  is filing this Amendment No. 2 on Form 10-K/A (this "Amendment") to its Annual Report on Form 10-K for the fiscal year ended December 31, 2008, which was filed with the Securities and Exchange Commission on February 10, 2009 (the "Original Filing") to amend the Audit Report in the Original Filing.

Except as described above, no other changes have been made to the Original Filing, and this Amendment No. 2 on Form 10-K/A does not amend, update or change any other information in the financial statements or any other items or disclosures in the Original Filing. This Amendment No. 2 on Form 10-K/A does not reflect events occurring after the filing of the Original Filing or modify or update those disclosures, including any exhibits to the Original Filing affected by subsequent events. Information not affected by the changes described above is unchanged and reflects the disclosures made at the time of the Original Filing.  Accordingly, this Amendment No. 2 on Form 10-K/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing, including any amendments to those filings.

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

TRANQUILITY, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2008

INDEX

Page
Report of Independent Registered Public Accounting Firm	13
Balance sheets	14
Statements of operations	15
Statements of stockholder’s (deficit)/ equity	16-17
Statements of cash flows	18
Notes to financial statements	19-23

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

August 12, 2009

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

Date: August 12, 2009

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:  /S/ Dominick Pope

Dominick Pope, Chief Executive Officer

Date: August 12, 2009

By:  /S/ Dominick Pope

Dominick Pope, Chief Financial Officer

Date: August 12, 2009

By:  /S/ Dominick Pope

Dominick Pope, Principal Accounting Officer

Date: August 12, 2009

By:  /S/ Dominick Pope

Dominick Pope, Director

Date: August 12, 2009

By:  /S/ Jose Acevedo

Jose Acevedo, Director

Date: August 12, 2009