Form 10-Q
period 2010-06-30
TRANQUILITY INC
filed 2010-07-28
CIK 1111468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of June 30, 2010 the Issuer had 5,105,740 shares of common stock issued and outstanding.

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

TRANQUILITY, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

PERIOD ENDED JUNE 30, 2010

INDEX TO FINANCIAL STATEMENTS:	Page

Balance Sheet	3

Statement of Operations	4

Statement of Stockholders’ Equity (Deficit)	5 - 6

Statement of Cash Flows	7

Notes to Unaudited Financial Statements	8 - 9

TRANQUILITY, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET

		Unaudited		Audited
		June 30,		December 31,
		2010		2009
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$	---	$	---

Total current assets		---		---

PROPERTY AND EQUIPMENT, net of accumulated depreciation

TOTAL ASSETS		---		---

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accrued liabilities		505		3,200
Payable to stockholder		52,906		48,196

TOTAL CURRENT LIABILITIES		53,411		51,396

COMMITMENTS AND CONTINGENCIES		---		---

STOCKHOLDERS' DEFICIT
Preferred stock: par value $.01; 5,000,000 shares authorized;
no shares issued and outstanding		---		---
Common stock: par value $.001; 25,000,000 shares authorized;
5,105,740 shares issued and outstanding		5,106		5,106
Additional paid-in capital		11,878		11,878
Deficit accumulated during the development stage		(70,395)		(68,380)

TOTAL STOCKHOLDERS' DEFICIT		(53,411)		(51,396)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$	---	$	---

The accompanying notes are an integral part of these financial statements.

TRANQUILITY, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS (Unaudited)

					Cumulative from
	Three Months Ended		For the Six Months Ended		August 20, 1997
	June 30,	June 30,	June 30,	June 30,	(inception) to
	2010	2009	2010	2009	June 30, 2010

REVENUES
Sales Revenues	$ -	$ -	$ -	$ -	$ -
Cost of sales	-	-	-	-	-

Gross profit	-	-	-	-	-

OPERATING EXPENSES
General and administrative expenses	715	2,306	2,015	4,191	70,395

Total operating expenses	715	2,306	2,015	4,191	70,395

LOSS FROM OPERATIONS	(715)	(2,306)	(2,015)	(4,191)	(70,395)

OTHER INCOME
Interest income	-	-	-	-	-

Total other income	-	-	-	-	-

NET LOSS BEFORE INCOME TAX	(715)	(2,306)	(2,015)	(4,191)	(70,395)

PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	$ (715)	$ (2,306)	$ (2,015)	$ (4,191)	$ (70,395)

BASIC AND DILUTED NET LOSS PER SHARE	0.00	0.00	0.00	0.00

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC AND DILUTED	5,105,740	5,105,740	5,105,740	5,105,740

The accompanying notes are an integral part of these financial statements.

TRANQUILITY, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (Unaudited)

				Deficit
				accumulated	Total
	Common stock		Additional	during the	stockholders'
	$.001 Par Value		paid-in	development	equity
	Shares	Amount	capital	stage	(deficit)

Balance at inception (August 20, 1997)	-	$-	$-	$-	$-

Issuance of shares for services rendered	681,110	681	-	-	681
				(681)	(681)
Net loss for the period	-	-	-	-	-
Balance, December 31, 1997	681,110	681	-	(681)	-

Net loss for the year ended December 31, 1997	-	-	-	-	-

Balance, December 31, 1998	681,110	681	-	(681)	-

Common stock issued for cash	1,825,980	1,826	1,832	-	3,658
Net loss for the year ended December 31, 1998	-	-	-	(1,628)	(1,628)

Balance, December 31, 1999	2,507,090	2,507	1,832	(2,309)	2,030

Common stock issued for cash	144,250	144	3,231	-	3,375
Net loss for the year ended December 31, 1999	-	-	-	(4,898)	(4,898)

Balance, December 31, 2000	2,651,340	2,651	5,063	(7,207)	507

Common stock issued for cash	295,000	295	2,495	-	2,790
Net loss for the year ended December 31, 2000	-	-	-	(3,297)	(3,297)

Balance, December 31, 2001	2,946,340	2,946	7,558	(10,504)	-

Common stock issued for cash	2,153,400	2,154	1,326	-	3,480
Net loss for the year ended December 31, 2001	-	-	-	(3,740)	(3,740)

Balance, December 31, 2002	5,099,740	5,100	8,884	(14,244)	(260)

Common stock issued for cash	6,000	6	2,994	-	3,000
Net loss for the year ended December 31, 2002	-	-	-	(640)	(640)

Balance, December 31, 2003	5,105,740	5,106	11,878	(14,884)	2,100

Net loss for the year ended December 31, 2003	-	-	-	(6,500)	(6,500)

Balance, December 31, 2004	5,105,740	5,106	11,878	(21,384)	(4,400)

Net loss for the period	-	-	-	(6,500)	(6,500)

Balance, December 31, 2005	5,105,740	$5,106	$11,878	$(27,884)	$(10,900)

Net loss for the period	-	-	-	(3,880)	(3,880)

Balance, December 31, 2006	5,105,740	$5,106	$11,878	$(31,764)	$(14,780)

Net loss for the period	-	-	-	(15,335)	(15,335)

Balance, December 31, 2007	5,105,740	$5,106	$11,878	$(47,099)	$(30,115)

Net loss for the period	-	-	-	(10,716)	(10,716)

Balance, December 31, 2008	5,105,740	$5,106	$11,878	$(57,815)	$(40,831)

Net loss for the period	-	-	-	(10,565)	(10,565)

Balance, December 31, 2009	5,105,740	$5,106	$11,878	$(68,380)	$(51,396)

Net loss for the period	-	-	-	(2,015)	(2,015)

Balance, June 30, 2010	5,105,740	$5,106	$11,878	$(70,395)	$(53,411)

The accompanying notes are an integral part of these financial statements.

TRANQUILITY, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS (Unaudited)

			Cumulative from
	For the Six Months Ended		August 20, 1997
	June 30,	June 30,	(inception) to
	2010	2009	June 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (2,015)	$ (4,191)	$ (70,395)
Adjustment to reconcile net loss to net cash used in operations:
Common stock issued for services	-	-	-
Change in operating liabilities and assets:	-	-	-
Accrued liabilities	(2,695)	(694)	505

Net cash used in operating activities	(4,710)	(4,885)	(69,890)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in payable to stockholder	4,710	4,885	52,906
Issuance of common stock	-	-	16,984

Net cash provided by financing activities	4,710	4,885	69,890

Increase in cash and cash equivalents	-	-	-
Cash and cash equivalents, beginning of period	-	-	-
Cash and cash equivalents, end of period	$ -	$ -	$ -

Supplemental disclosures of cash flow information:
Cash paid for interest	-	-

Cash paid for income taxes	$--	$--

The accompanying notes are an integral part of these financial statements.

TRANQUILITY, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FROM INCEPTION (AUGUST 20, 1997) THROUGH JUNE 30, 2010

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

The accompanying unaudited interim financial statements have been prepared in accordance with Form 10-Q instructions and, in the opinion of management, include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2010 and the results of operations for the six months ended June 30, 2010, and the period from inception (August 20, 1997) through June 30, 2010.  The results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's financial statements and notes for the year ended December 31, 2009, as filed on Form 10-K.

Certain information and footnote disclosures normally included in the financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying unaudited interim financial statements be read in conjunction with the financial statements and notes thereto contained in the Company's 2009 Annual Report on Form 10-K. Our results for the six months ended June 30, 2010 may not be indicative of our results for the twelve months ended December 31, 2010.

Recently Issued Accounting Pronouncements

The company has adopted all recently issued accounting pronouncements.  The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

Subsequent Events

We evaluated subsequent events through the date and time our financial statements were available on July 19, 2010.

TRANQUILITY, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FROM INCEPTION (AUGUST 20, 1997) THROUGH JUNE 30, 2010

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

NOTE 4 RELATED PARTY TRANSACTIONS

A shareholder of the Company has paid expenses on behalf of the Company in exchange for a payable bearing no interest and due on demand. Total amount of expenses paid during the six months ended June 30, 2010 was $2,015. The balance payable to the shareholder at June 30, 2010 and December 31, 2009 were $52,906 and $48,196, respectively.

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

Liquidity and Capital Resources

As of June 30, 2010, the Company’s balance sheet reflects total current assets of $nil and total current liabilities of $53,411.  The Company has cash on hand of $nil and a deficit accumulated in the development stage of $70,395.  The Company does not have sufficient assets or capital resources to pay its on-going expenses while it is seeking out business opportunities, and it has no current plans to raise additional capital through the sale of securities.  As a result, although the Company has no agreement in place with its shareholders or other persons to pay expenses on its behalf, it is anticipated that the Company will continue to rely on its majority shareholders to pay expenses on its behalf at least until it is able to consummate a business transaction.  The majority shareholders are under no obligation to pay such expenses.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended June 30, 2010, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

TRANQUILITY, INC.

By:  /S/ Dominick Pope

Dominick Pope, Chief Executive Officer

Date:  July 28, 2010

By:  /S/ Dominick Pope

Dominick Pope, Chief Financial Officer

Date:  July 28, 2010