Form 10-K
period 2010-12-31
TRANQUILITY INC
filed 2011-03-02
CIK 1111468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     [ X ] Yes   [ ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of the last business day of the registrant’s most recently completed second fiscal quarter. $0.00

As of February 1, 2011, the Company had 5,105,740 shares issued and outstanding.

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

(REMOVED AND RESERVED)

PART II

ITEM 5.

MARKET FOR  REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

No public trading market exists for the Company's securities. As of December 31, 2010, there are approximately 32 holders of record of the Company's common stock. No dividends have been paid to date and the Company's Board of Directors does not anticipate paying dividends in the foreseeable future.

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

For the fiscal year ending December 31, 2011, the Company expects to continue its efforts to locate a suitable business acquisition candidate and thereafter to complete a business acquisition transaction.  The Company anticipates incurring a loss for the fiscal year as a result of expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates. The Company does not expect to generate revenues until it completes a business acquisition, and, depending upon the performance of the acquired business, it may also continue to operate at a loss after completion of a business combination.

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

Liquidity and Capital Resources

As of December 31, 2010, the Company remains in the development stage.  As of December 31, 2010, the Company’s balance sheet reflects total assets of $nil, and total current liabilities of $59,056. The Company has cash on hand of $nil and a deficit accumulated in the development stage of $76,040.

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

FOR THE YEAR ENDED DECEMBER 31, 2010

INDEX TO FINANCIAL STATEMENTS

INDEX

Page
Report of Independent Registered Public Accounting Firm	13
Balance Sheet	14
Statements of Operations	15
Statements of Stockholder’s Equity (Deficit)	16 – 17
Statements of Cash Flows	18
Notes to Financial Statements	19 -23

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Tranquility, Inc.

We have audited the accompanying balance sheet of Tranquility, Inc. (a development stage enterprise)(the “Company”) as of December 31, 2010 and 2009 and the related statements of operations, stockholders’ equity/(deficit), and cash flows for the years then ended, and for the period from August 20, 1997 (inception) through December 31, 2010. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements as of December 31, 2004 and for the year ended December 31, 2004 were audited by other auditors whose report dated March 24, 2005 expressed an unqualified opinion on those statements.  Our opinion on the statements of operations, cash flows and stockholders' deficit for the period since August 20, 1997 (Date of Inception) to December 31, 2010 insofar as it relates to amounts for the prior periods through December 31, 2004 is based on the report of the other auditors.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tranquility, Inc. (a Delaware corporation) as of December 31, 2010 and 2009 and the results of its operations and its cash flows for the years then ended and the period August 20, 1997 (inception) through December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Lake & Associates CPA’s LLC

Lake & Associates CPA’s LLC

Schaumburg, Illinois

February 4, 2011

Tranquility, Inc.
(A Development Stage Company)
BALANCE SHEET
December 31, 2010 and December 31, 2009

	12/31/10	12/31/09
ASSETS
CURRENT ASSETS
Cash	$ -	$ -

TOTAL ASSETS	-	-

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accrued Liabilities	3,000	3,200
Payable to Stockholder	56,056	48,196
TOTAL CURRENT LIABILITIES	59,056	51,396

STOCKHOLDERS' DEFICIT
Preferred Stock: Par value $.01; 5,000,000
shares authorized; no shares issued
and outstanding	-	-
Common Stock: Par value $.001; 25,000,000 shares
authorized; 5,105,740 shares issued and outstanding	5,106	5,106
Additional paid in capital	11,878	11,878
Deficit accumulated during the development stage	(76,040)	(68,380)
TOTAL STOCKHOLDERS' DEFICIT	(59,056)	(51,396)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ -	$ -

The accompanying notes are an integral part of these financial statements.

Tranquility, Inc.
(A Development Stage Company)
STATEMENT OF OPERATIONS
For the Period August 20, 1997 (inception) through December 31, 2010

			Cumulative
			Amount from
			August 20, 1997
	For the Year Ended		through
	12/31/10	12/31/09	12/31/10
REVENUES
Sales	$ -	$ -	$ -
Cost of Sales	-	-	-

Gross Profit	-	-	-

OPERATING EXPENSES
Administrative and General	7,660	10,565	76,040
TOTAL OPERATING EXPENSES	7,660	10,565	76,040

LOSS FROM OPERATIONS	(7,660)	(10,565)	(76,040)

OTHER INCOME
Interest Income	-	-	-

TOTAL OTHER INCOME	-	-	-

NET OPERATING INCOME (LOSS) BEFORE INCOME TAXES	(7,660)	(10,565)	(76,040)

PROVISION FOR INCOME TAXES	-	-	-

NET INCOME (LOSS)	$ (7,660)	$ (10,565)	$ (76,040)

BASIC AND DILUTED NET LOSS PER SHARE	**	**

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	5,105,740	5,105,740

** Less than $.01

The accompanying notes are an integral part of these financial statements.

Tranquility, Inc.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY/(DEFICIT)
For the Period August 20, 1997 (inception) through December 31, 2010

	Common Stock		Additional	Retained
Par Value of $0.001			Paid-in	Earnings
	Shares	Amount	Capital	(Deficit)	Total

Balance at August 20, 1997 (date of inception)	-	$ -	$ -	$ -	$ -
Issuance of shares for services
Rendered	681,110	681	-	-	681
Net loss for the period	-	-	-	(681)	(681)
Balance December 31, 1997	681,110	681	-	(681)	-

Net loss for the year	-	-	-	-	-
Balance December 31, 1998	681,110	681	-	(681)	-

Common stock issued for cash	1,825,980	1,826	1,832	-	3,658
Net loss for the year	-	-	-	(1,628)	(1,628)
Balance December 31, 1999	2,507,090	2,507	1,832	(2,309)	2,030

Common stock issued for cash	144,250	144	3,231	-	3,375
Net loss for the year	-	-	-	(4,898)	(4,898)
Balance December 31, 2000	2,651,340	2,651	5,063	(7,207)	507

Common stock issued for cash	295,000	295	2,495	-	2,790
Net loss for the year	-	-	-	(3,297)	(3,297)
Balance December 31, 2001	2,946,340	2,946	7,558	(10,504)	-

Common stock issued for cash	2,153,400	2,154	1,326	-	3,480
Net loss for the year	-	-	-	(3,740)	(3,740)
Balance December 31, 2002	5,099,740	5,100	8,884	(14,244)	(260)

Common stock issued for cash	6,000	6	2,994	-	3,000
Net loss for the year	-	-	-	(640)	(640)
Balance December 31, 2003	5,105,740	5,106	11,878	(14,884)	2,100

Net loss for the year	-	-	-	(6,500)	(6,500)
Balance December 31, 2004	5,105,740	5,106	11,878	(21,384)	(4,400)

Net loss for the year	-	-	-	(6,500)	(6,500)
Balance December 31, 2005	5,105,740	5,106	11,878	(27,884)	(10,900)

Net loss for the year	-	-	-	(3,880)	(3,880)
Balance December 31, 2006	5,105,740	5,106	11,878	(31,764)	(14,780)

Net loss for the year	-	-	-	(15,335)	(15,335)
Balance December 31, 2007	5,105,740	5,106	11,878	(47,099)	(30,115)

Net loss for the year	-	-	-	(10,716)	(10,716)
Balance December 31, 2008	5,105,740	5,106	11,878	(57,815)	(40,831)

Net loss for the year	-	-	-	(10,565)	(10,565)
Balance December 31, 2009	5,105,740	5,106	11,878	(68,380)	(51,396)

Net loss for the year	-	-	-	(7,660)	(7,660)
Balance December 31, 2010	5,105,740	5,106	11,878	(76,040)	(59,056)

The accompanying notes are an integral part of these financial statements.

Tranquility, Inc.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
For the Period August 20, 1997 (inception) through December 31, 2010

			Cumulative
			Amount from
			August 20, 1997
	For the Year Ended		through
	12/31/10	12/31/09	12/31/10
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$ (7,660)	$ (10,565)	$ (76,040)
Adjustments to reconcile net loss to net
cash used in operations:
Common stock issued for services
Changes in operating liabilities and assets
Accrued liabilities	(200)	200	3,000

NET CASH USED IN OPERATING ACTIVITIES	(7,860)	(10,365)	(73,040)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase payable to stockholder	7,860	10,365	56,056
Issuance of common stock for debt	-	-	-
Issuance of common stock for cash	-	-	16,984

NET CASH PROVIDED BY FINANCING ACTIVITIES	7,860	10,365	73,040

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	-	-

CASH AND CASH EQUIVALENTS
Beginning of Period	-	-	-
End of Period	$ -	$ -	$ -

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

TRANQUILITY, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FROM INCEPTION (August 20, 1997) THROUGH DECEMBER 31, 2010

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

NOTE 2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - Development Stage Company

The Company has not earned any revenue from operations.  Accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth in FASB ASC 915. Among the disclosures required by FASB ASC 915 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' equity/(deficit) and cash flows disclose activity since the date of the Company's inception.

Accounting Method

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a fiscal year ending on December 31.

Income Taxes

The Company accounts for income taxes as outlined in FASB ASC 740 “Income Taxes”, which was previously FASB 109, "Accounting for Income Taxes." Under FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the period ended December 31, 2010.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

TRANQUILITY, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FROM INCEPTION (August 20, 1997) THROUGH DECEMBER 31, 2010

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

Basic Loss Per Common Share

Basic loss per common share has been calculated based on the weighted average number of shares outstanding during the period after giving retroactive effect to stock splits. There are no dilutive securities at December 31, 2010 for purposes of computing fully diluted earnings per share.

Share-Based Payments

The Company adopted FASB ASC 718 “Compensation – Stock Compensation”, which codified Statement of Financial Accounting standards (“SFAS”) No. 123 (Revised December 2004), “Share-Based Payment” (SFAS No. 123R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options, employee stock purchases related to an employee stock purchase plan and restricted stock units based on estimated fair values of the awards over the requisite employee service period.  SFAS No. 123R supersedes Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees”, which the company previously followed in accounting for stock-base awards.  In March 2005, the SEC issued Staff Bulletin No. 107(“SAB No. 107”), to provide guidance on SFAS 123R.  The Company has applied SAB No. 107 in its adoption of SFAS No. 123R.

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

TRANQUILITY, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FROM INCEPTION (August 20, 1997) THROUGH DECEMBER 31, 2010

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

Subsequent Events

We evaluated subsequent events through the date and time our financial statements were issued.

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

TRANQUILITY, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FROM INCEPTION (August 20, 1997) THROUGH DECEMBER 31, 2010

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

There is no provision for income taxes due to continuing losses. At December 31, 2010, the Company has net operating loss carryforwards for tax purposes of approximately $76,000, which expire through 2030. The Company has recorded a valuation allowance that fully offsets deferred tax assets arising from net operating loss carryforwards because the likelihood of the realization of the benefit cannot be established. The Internal Revenue Code contains provisions that may limit the net operating loss carryforwards available if significant changes in stockholder ownership of the Company occur.

NOTE 5  RELATED PARTY TRANSACTIONS

A shareholder of the Company has paid expenses on behalf of the Company in exchange for a payable bearing no interest and due on demand. Amounts payable to the shareholder at December 31, 2010 and 2009 were $56,056 and $48,196, respectively.

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

ITEM 9A

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

With the participation of the chief executive officer and chief financial officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2010 based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that, as of December 31, 2010, the Company's internal control over financial reporting was effective.

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

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND  MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of December 31, 2010, the ownership of each person known by the Company to be a beneficial owner of 5% or more of its common stock. Except as otherwise noted, each person listed below is a sole beneficial owner of the shares and has sole investment and voting power as to such shares.  No person listed below has any options, warrants or other right to acquire additional securities of the Registrant except as may be otherwise noted.

Name and Address	Number of Shares Owned Beneficially	Percent of Class Owned
Mid-Continental Securities Corp. P.O. Box 110310 Naples, Florida 34108-0106	2,031,990	39.79%
Glenn Little 211 West Wall Midland, TX 79701	1,000,000	19.59%
Equity Investors P.O. Box 110310 Naples, FL 34108-0106	1,500,000	29.38%

Security Ownership of Management

The following table sets forth, as of December 31, 2010, the ownership of each executive officer and director of the Company, and of all executive officers and directors of the Company as a group. Except as otherwise noted, each person listed below is a sole beneficial owner of the shares and has sole investment and voting power as to such shares.  No person listed below has any options, warrants or other right to acquire additional securities of the Company except as may be otherwise noted.

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

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

(1)

The aggregate fees billed by Lake and Associates CPAs LLC for the audit of the Company's annual financial statements was $4,500 for the fiscal year ended December 31, 2010. The aggregate fees billed by Lake and Associates CPAs LLC for the audit of the Company's annual financial statements was $4,500 for the fiscal year ended December 31, 2009.

Audit Related Fees

(2)

Lake and Associates CPAs LLC did not bill the Company any amounts for assurance and related services that were related to its audit or review of the Company’s financial statements during the fiscal years ended 2010 and 2009.

Tax Fees

(3)

The aggregate fees billed by Lake and Associates CPAs LLC for tax compliance, advice and planning were $300 for the fiscal year ended December 31, 2010 and $300.00 for the fiscal year ended December 31, 2009.

All Other Fees

 (4)

Lake and Associates CPAs LLC did not bill the Company for any products and services other than the foregoing during the fiscal years ended 2010 and 2009.

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

32.2

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*filed herewith

SIGNATURES

Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANQUILITY, INC.

By:  /S/ Dominick Pope

Dominick Pope, Chief Executive Officer

Date: February 28, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:  /S/ Dominick Pope

Dominick Pope, Chief Executive Officer, Chief Financial Officer, Director

Date: February 28, 2011

By:  /S/ Jose Acevedo

Jose Acevedo, Director

Date: February 28, 2011