Form 10-Q
period 2011-06-30
TRANQUILITY INC
filed 2011-08-12
CIK 1111468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of August 10, 2011 the Issuer had 5,105,740 shares of common stock issued and outstanding.

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

PERIOD ENDED JUNE 30, 2011

INDEX TO FINANCIAL STATEMENTS:	Page

Balance Sheet	3

Statement of Operations	4

Statement of Stockholders’ Equity (Deficit)	5 - 6

Statement of Cash Flows	7

Notes to Unaudited Financial Statements	8 - 9

Tranquility, Inc.
(A Development Stage Company)
BALANCE SHEET
June 30, 2011 and December 31, 2010

	Unaudited	Audited
	6/30/2011	12/31/10
ASSETS
CURRENT ASSETS
Cash	$ -	$ -

TOTAL ASSETS	-	-

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accrued Liabilities	1,300	3,000
Payable to Stockholder	59,859	56,056
TOTAL CURRENT LIABILITIES	61,159	59,056

STOCKHOLDERS' DEFICIT
Preferred Stock: Par value $.01; 5,000,000
shares authorized; no shares issued
and outstanding	-	-
Common Stock: Par value $.001; 25,000,000 shares
authorized; 5,105,740 shares issued and outstanding	5,106	5,106
Additional paid in capital	11,878	11,878
Deficit accumulated during the development stage	(78,143)	(76,040)
TOTAL STOCKHOLDERS' DEFICIT	(61,159)	(59,056)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ -	$ -

The accompanying notes are an integral part of these financial statements.

Tranquility, Inc.
(A Development Stage Company)
STATEMENT OF OPERATIONS
For the Period August 20, 1997 (inception) through June 30, 2011

					Cumulative
					Amount from
					August 20, 1997
	For the Three Months Ended		For the Six Months Ended		through
	6/30/11	06/30/10	6/30/11	06/30/10	6/30/11
REVENUES
Sales	$ -	$ -	$ -	$ -	$ -
Cost of Sales	-	-	-	-	-

Gross Profit

OPERATING EXPENSES
Administrative and General	868	715	2,103	2,015	78,143
TOTAL OPERATING EXPENSES	868	715	2,103	2,015	78,143

LOSS FROM OPERATIONS	(868)	(715)	(2,103)	(2,015)	(78,143)

OTHER INCOME
Interest Income	-	-	-	-	-

TOTAL OTHER INCOME	-	-	-	-	-

NET OPERATING INCOME (LOSS) BEFORE INCOME TAXES	(868)	(715)	(2,103)	(2,015)	(78,143)

PROVISION FOR INCOME TAXES	-	-	-	-	-

NET INCOME (LOSS)	$ (868)	$ (715)	$ (2,103)	$ (2,015)	$ (78,143)

BASIC AND DILUTED NET LOSS PER SHARE	**	**	**	**

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	5,105,740	5,105,740	5,105,740	5,105,740
** Less than $.01

The accompanying notes are an integral part of these financial statements.

Tranquility, Inc.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY/(DEFICIT)
For the Period August 20, 1997 (inception) through June 30, 2011

	Common Stock		Additional	Retained
Par Value of $0.001			Paid-in	Earnings
	Shares	Amount	Capital	(Deficit)	Total

Balance at August 20, 1997 (date of inception)	-	$ -	$ -	$ -	$ -
Issuance of shares for services
rendered	681,110	681	-	-	681
Net loss for the period	-	-	-	(681)	(681)
Balance December 31, 1997	681,110	681	-	(681)	-

Net loss for the year	-	-	-	-	-
Balance December 31, 1998	681,110	681	-	(681)	-

Common stock issued for cash	1,825,980	1,826	1,832	-	3,658
Net loss for the year	-	-	-	(1,628)	(1,628)
Balance December 31, 1999	2,507,090	2,507	1,832	(2,309)	2,030

Common stock issued for cash	144,250	144	3,231	-	3,375
Net loss for the year	-	-	-	(4,898)	(4,898)
Balance December 31, 2000	2,651,340	2,651	5,063	(7,207)	507

Common stock issued for cash	295,000	295	2,495	-	2,790
Net loss for the year	-	-	-	(3,297)	(3,297)
Balance December 31, 2001	2,946,340	2,946	7,558	(10,504)	-

Common stock issued for cash	2,153,400	2,154	1,326	-	3,480
Net loss for the year	-	-	-	(3,740)	(3,740)
Balance December 31, 2002	5,099,740	5,100	8,884	(14,244)	(260)

Common stock issued for cash	6,000	6	2,994	-	3,000
Net loss for the year	-	-	-	(640)	(640)
Balance December 31, 2003	5,105,740	5,106	11,878	(14,884)	2,100

Net loss for the year	-	-	-	(6,500)	(6,500)
Balance December 31, 2004	5,105,740	5,106	11,878	(21,384)	(4,400)

Net loss for the year	-	-	-	(6,500)	(6,500)
Balance December 31, 2005	5,105,740	5,106	11,878	(27,884)	(10,900)

Net loss for the year	-	-	-	(3,880)	(3,880)
Balance December 31, 2006	5,105,740	5,106	11,878	(31,764)	(14,780)

Net loss for the year	-	-	-	(15,335)	(15,335)
Balance December 31, 2007	5,105,740	5,106	11,878	(47,099)	(30,115)

Net loss for the year	-	-	-	(10,716)	(10,716)
Balance December 31, 2008	5,105,740	5,106	11,878	(57,815)	(40,831)

Net loss for the year	-	-	-	(10,565)	(10,565)
Balance December 31, 2009	5,105,740	5,106	11,878	(68,380)	(51,396)

Net loss for the year				(7,660)	(7,660)
Balance December 31, 2010	5,105,740	5,106	11,878	(76,040)	(59,056)

Net loss for the period	-	-	-	(2,103)	(2,103)
Balance June 30, 2011	5,105,740	5,106	11,878	(78,143)	(61,159)

The accompanying notes are an integral part of these financial statements.

Tranquility, Inc.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
For the Period August 20, 1997 (inception) through June 30, 2011

			Cumulative
			Amount from
			August 20, 1997
	For the Six Months Ended		through
	6/30/11	06/30/10	6/30/11
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$ (2,103)	$ (2,015)	$ (78,143)
Adjustments to reconcile net loss to net
cash used in operations:
Common stock issued for services
Changes in operating liabilities and assets
Accrued liabilities	(1,700)	(2,695)	1,300

NET CASH USED IN OPERATING ACTIVITIES	(3,803)	(4,710)	(76,843)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase payable to stockholder	3,803	4,710	59,859
Issuance of common stock for debt	-	-	-
Issuance of common stock for cash	-	-	16,984

NET CASH PROVIDED BY FINANCING ACTIVITIES	3,803	4,710	76,843

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	-	-

CASH AND CASH EQUIVALENTS
Beginning of Period	-	-	-
End of Period	$ -	$ -	$ -

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

TRANQUILITY INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

From Inception (August 20, 1997) through June 30, 2011

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

The accompanying unaudited interim financial statements have been prepared in accordance with Form 10-Q instructions and, in the opinion of management, include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2011 and the results of operations for the three and six months ended June 30, 2011 and the period from inception (August 20, 1997) through June 30, 2011.  The results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's financial statements and notes for the year ended December 31, 2010, as filed on Form 10-K.

Certain information and footnote disclosures normally included in the financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying unaudited interim financial statements be read in conjunction with the financial statements and notes thereto contained in the Company's 2009 Annual Report on Form 10-K. Our results for the six months ended June 30, 2011 may not be indicative of our results for the twelve months ended December 31, 2011.

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

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

From Inception (August 20, 1997) through June 30, 2011

must be satisfied in cash until a source of funding is secured. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

NOTE 4 RELATED PARTY TRANSACTIONS

A shareholder of the Company has paid expenses on behalf of the Company in exchange for a payable bearing no interest and due on demand. Total amount of expenses paid during the three months ended June 30, 2011 was $868. The balance payable to the shareholder at June 30, 2011 and December 31, 2010 were $59,859 and $56,056, respectively.

The Company does not lease or rent any property.  Office space and services are provided without charge by an officer/shareholder.  Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein.  The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities.  If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests.  The Company has not formulated a policy for the resolution of such conflicts.

NOTE 5 SUBSEQUENT EVENTS

We evaluated subsequent events through the date and time our financial statements were available to the public.

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

Liquidity and Capital Resources

As of June 30, 2011, the Company’s balance sheet reflects total current assets of $nil and total current liabilities of $61,159.  The Company has cash on hand of $nil and a deficit accumulated in the development stage of $78,143.  The Company does not have sufficient assets or capital resources to pay its on-going expenses while it is seeking out business opportunities, and it has no current plans to raise additional capital through the sale of securities.  As a result, although the Company has no agreement in place with its shareholders or other persons to pay expenses on its behalf, it is anticipated that the Company will continue to rely on its majority shareholders to pay expenses on its behalf at least until it is able to consummate a business transaction.  The majority shareholders are under no obligation to pay such expenses.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended June 30, 2011, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

TRANQUILITY, INC.

By:  /S/ Dominick Pope

Dominick Pope, Chief Executive Officer

Date:  August 12, 2011

By:  /S/ Dominick Pope

Dominick Pope, Chief Financial Officer

Date:  August 12, 2011