Form 10-K/A
period 2010-12-31
TRANQUILITY INC
filed 2012-02-22
CIK 1111468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE:

Tranquility, Inc., a Delaware corporation is filing this Amendment No. 1 on Form 10-K/A (this "Amendment") to its annual report on Form 10-K, which was filed with the Securities and Exchange Commission on March 2, 2011 (the "Original Filing") to amend the audit report of Lake and Associates, CPA’s LLC (the “Original Audit Report”), contained in the Original Filing to revise a typographical error included in the Original Audit Report.  The amended audit report of Lake and Associates, CPA’s LLC (the “Amended Audit Report”), is included in this Amendment.

Pursuant to the rules of the SEC, Item 15 of Part IV of the Original Filing has been amended to contain currently-dated certifications from our principal executive officer and principal financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of our principal executive officer and our principal financial officer are attached to this form 10-K/A as Exhibits 31.1, 31.2, 32.1 and 32.2.

Except as described above, no other changes have been made to the Original Filing.  Except as described above, this Amendment No. 1 on Form 10-K/A does not reflect events occurring after the filing of the Original Filing or modify or update those disclosures, including any exhibits to the Original Filing affected by subsequent events. Information not affected by the changes described above is unchanged and reflects the disclosures made at the time of the Original Filing.  Accordingly, this Amendment No. 1 on Form 10-K/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing, including any amendments to those filings.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Tranquility, Inc.

We have audited the accompanying balance sheet of Tranquility, Inc. (a development stage enterprise)(the “Company”) as of December 31, 2010 and 2009 and the related statements of operations, stockholders’ equity/(deficit), and cash flows for the years ended December 31, 2010 and 2009 and the period August 20, 1997 (inception) through December 31, 2010. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tranquility, Inc. (a Delaware corporation) as of December 31, 2010 and 2009 and the results of its operations and its cash flows for the years ended December 31, 2010 and 2009 and for the period August 20, 1997 (inception) through December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

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

PART IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)

Audited Financial Statements for the fiscal year ended December 31, 2010.

(b)

Exhibits.

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

32.2

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.

SCH XBRL Schema Document.*

101.

CAL XBRL Taxonomy Extension Calculation Linkbase Document.*

101.

LAB XBRL Taxonomy Extension Label Linkbase Document.*

101.

PRE XBRL Taxonomy Extension Presentation Linkbase Document.*

101.

DEF XBRL Taxonomy Extension Definition Linkbase Document.*

*filed herewith

SIGNATURES

Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANQUILITY, INC.

By:  /S/ Dominick Pope

Dominick Pope, Chief Executive Officer

Date: February 21, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:  /S/ Dominick Pope

Dominick Pope, Chief Executive Officer, Chief Financial Officer, Director

Date: February 21, 2012

By:  /S/ Jose Acevedo

Jose Acevedo, Director

Date: February 21, 2012