Form 10-Q
period 2012-12-17
COTTON BAY HOLDINGS, INC.
filed 2012-12-17
CIK 1111468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
 For the quarterly period ended June 30, 2012

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from April 1, 2012 to June 30, 2012

Commission File Number: 000-51413

COTTON BAY HOLDINGS, INC.
F/K/A TRANQUILITY, INC.
(Exact name of registrant as specified in its charter)

Delaware
(State of Incorporation)

000-51413
(Commission File No.)

52-2175900
(IRS Employer ID No.)

1314 East Las Olas Boulevard; Suite 1036; Fort Lauderdale, FL, 33301
Address of Principal Executive Offices
Zip Code

954-915-4616
Registrant's Telephone Number, Including Area Code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
[ X ] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]
Accelerated filer [ ]
Non-accelerated filer [ ]
Smaller reporting company [ X ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).[X]Yes [ ] No

As of June 30, 2012 the Issuer had 5,105,740 shares of common stock issued and outstanding.

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

Cotton Bay Holdings, Inc.
f/k/a Tranquility, Inc.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
For the Period August 20, 1997 (inception) through June 30, 2012

	Unaudited 6/30/2012	Audited 12/31/11
ASSETS		
CURRENT ASSETS		
Cash	$ -	$ -
Prepaid Expenses	500	1,000
TOTAL ASSETS	500	1,000
LIABILITIES AND STOCKHOLDERS' DEFICIT		
CURRENT LIABILITIES		
Accrued Liabilities	7,017	4,300
Payable to Stockholder	64,480	64,480
TOTAL CURRENT LIABILITIES	71,497	68,780
STOCKHOLDERS' DEFICIT		
Preferred Stock: Par value $.01; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common Stock: Par value $.001; 25,000,000 shares authorized; 5,105,740 shares issued and outstanding	5,106	5,106
Additional paid in capital	11,878	11,878
Deficit accumulated during the development stage	(87,981)	(84,764)
TOTAL STOCKHOLDERS' DEFICIT	(70,997)	(67,780)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 500	$ 1,000

The accompanying notes are an integral part of these financial statements.

Cotton Bay Holdings, Inc.
f/k/a Tranquility, Inc.
(A Development Stage Company)
STATEMENT OF OPERATIONS
For the Period August 20, 1997 (inception) through June 30, 2012

	For the Three Months Ended 6/30/12	For the Three Months Ended 06/31/11	Cumulative Amount from August 20, 1997 through 6/30/12
REVENUES			
Sales	$ -	$ -	$ -
Cost of Sales	-	-	-
Gross Profit			
OPERATING EXPENSES			
Administrative and General	3,217	1,235	87,981
TOTAL OPERATING EXPENSES	3,217	1,235	87,981
LOSS FROM OPERATIONS	(3,217)	(1,235)	(87,981)
OTHER INCOME			
Interest Income	-	-	-
TOTAL OTHER INCOME	-	-	-
NET OPERATING INCOME (LOSS) BEFORE INCOME TAXES	(3,217)	(1,235)	(87,981)
PROVISION FOR INCOME TAXES	-	-	-
NET INCOME (LOSS)	$ (3,217)	$ (1,235)	$ (87,981)
BASIC AND DILUTED NET LOSS PER SHARE	**	**	
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	5,105,740	5,105,740	

** Less than $.01

The accompanying notes are an integral part of these financial statements.

Cotton Bay Holdings, Inc.
f/k/a Tranquility, Inc.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
For the Period August 20, 1997 (inception) through June 30, 2012

	For the Three Months Ended		Cumulative Amount from August 20, 1997 through
	6/30/12	6/30/11	6/30/12
CASH FLOWS FROM OPERATING ACTIVITIES			
Net Income (Loss)	$ (3,217)	$ (1,235)	$ (87,981)
Adjustments to reconcile net loss to net cash used in operations:			
Common stock issued for services			
Changes in operating liabilities and assets			
Prepaid expenses	500	-	(500)
Accrued liabilities	2,717	(2,500)	7,017
NET CASH USED IN OPERATING ACTIVITIES	-	(3,735)	(81,464)
CASH FLOWS FROM FINANCING ACTIVITIES			
Increase payable to stockholder	-	3,735	64,480
Issuance of common stock for debt	-	-	-
Issuance of common stock for cash	-	-	16,984
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	3,735	81,464
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	-	-
CASH AND CASH EQUIVALENTS			
Beginning of Period	-	-	-
End of Period	$ -	$ -	$ -
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION			
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

COTTON BAY HOLDINGS, INC.
f/k/a TRANQUILITY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
From Inception (August 20, 1997) through June 30, 2012

NOTE 1.      ORGANIZATION

Cotton Bay Holdings, Inc., formerly known as Tranquility, Inc. (the "Company") is currently a development stage company under the provisions of Accounting Standards Codification ("ASC") 915 "Development Stage Entities," and was incorporated under the laws of the State of Delaware on August 20, 1997. The Company has a December 31 year-end. The Company's current management, i.e. .as of this filing, took all necessary and reasonable measures in ensuring the accuracy of the financial information disclosed herein, even though the reigning Chief Executive Officer and Chief Financial Officer were not in these executive positions during the time period provided herein.

NOTE 2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - Development Stage Company

The Company has not earned any revenue from operations. Accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth in FASB ASC 915 "Development Stage Entities". Among the disclosures required by FASB ASC 915 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' equity/(deficit) and cash flows disclose activity since the date of the Company's inception.

The accompanying unaudited interim financial statements have been prepared in accordance with Form 10-Q instructions and, in the opinion of management, include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2012 and the results of operations for the three months ended June 30, 2012 and the period from inception (August 20, 1997) through June 30, 2012. The results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's financial statements and notes for the year ended December 31, 2011, as filed on Form 10-K.

Certain information and footnote disclosures normally included in the financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying unaudited interim financial statements be read in conjunction with the financial statements and notes thereto contained in the Company's 2011 Annual Report on Form 10-K. Our results for the three months ended June 30, 2012 may not be indicative of our results for the twelve months ended December 31, 2012.

Recently Issued Accounting Pronouncements

The company has adopted all recently issued accounting pronouncements. The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

NOTE 3.      GOING CONCERN

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

NOTE 4.      RELATED PARTY TRANSACTIONS

As of June 30, 2012, a shareholder of the Company had paid expenses on behalf of the Company in exchange for a payable bearing no interest and due on demand. Total amount of expenses paid during the three months ended March 31, 2012 was $0. The balance payable to the shareholder at June 30, 2012, 2012 and December 31, 2011 were $64,480 and $64,480, respectively.

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

NOTE 5.      SUBSEQUENT EVENTS

We evaluated subsequent events through the date and time our financial statements were available to the public.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview and Recent Developments

Cotton Bay Holdings, Inc. f/k/a Tranquility, Inc. was incorporated under the laws of the State of Delaware on August 20, 1997. As of June 30, 2012, the Company's only activities had been organizational ones, directed at developing its business plan and raising its initial capital. The Company has not commenced any commercial operations. The Company has no full-time employees and owns no real estate. The Company is currently a "shell" company with no or nominal operations and no or nominal assets. The Company's current business plan is to identify, evaluate and investigate various companies with the intent that, if such investigation warrants, a reverse merger transaction be negotiated and completed pursuant to which the Company would acquire a target company with an operating business, with the intent of continuing the acquired company's business as a publicly held entity. The Company has limited capital with which to provide the owners of the target company with any significant cash or other assets and, as such, the Company will only be able to offer owners of a target company the opportunity to acquire a controlling ownership interest in the Company.

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

Liquidity and Capital Resources

As of June 30, 2012, the Company's balance sheet reflects total current assets of $nil and total current liabilities of $71,497. The Company has cash on hand of $nil and a deficit accumulated in the development stage of $87,981. The Company does not have sufficient assets or capital resources to pay its on-going expenses while it is seeking out business opportunities, and it has no current plans to raise additional capital through the sale of securities. As a result, although the Company has no agreement in place with its shareholders or other persons to pay expenses on its behalf, it is anticipated that the Company will continue to rely on its majority shareholder to pay expenses on its behalf at least until it is able to consummate a business transaction. The majority shareholder is under no obligation to pay such expenses.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.      CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Securities and Exchange Commission defines the term "disclosure controls and procedures" to mean the company's controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms and that information required to be disclosed is accumulated and communicated to principal executive and principal financial officers to allow timely decisions regarding disclosure.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended June 30, 2012, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

31.3      Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COTTON BAY HOLDINGS, INC. f/k/a TRANQUILITY, INC.

By: /S/ Alfred E. Abiouness, Jr.
Chief Executive Officer

Date: December 6, 2012

By: /S/ Kevin Berth
Chief Financial Officer

Date: December 6, 2012